Form 10KSB40
period 1999-12-31
NORSTAR GROUP INC
filed 2000-03-30
CIK 1100356

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                  to
                                           ----------------    ----------------

Commission file number 0-28399

                              Norstar Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Utah                                   59-1643698
--------------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     6365 NW 6th Way, Suite 160, Ft. Lauderdale Florida        33309
--------------------------------------------------------------------------------
    (Address of principal executive offices)                ( Zip Code)

Registrant's telephone number, including area code (954) 772-0240
                                                   --------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of each exchange on
          Title of each class                         which registered
--------------------------------------------------------------------------------
                 None                                       N/A
--------------------------------------------------------------------------------


Securities registered pursuant to Section 12 (g) of the Act:

                    Common Shares, Par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

                          Cumulative Preferred shares
                               Class A Preferred
                               Class B Preferred
--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X . No   .
                                              ---    ---

         Indicate by check mark if disclosure of delinquent files pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         As of March 27, 2000, 15,493,825 shares of NorStar Group, Inc. common stock were outstanding. The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Over-the-Counter Bulletin Board was $9,296,295 as of March 27, 2000.

         Included in this computation are shares held by directors and executive officers of the Company and their associates as a group. Such inclusion does signify that members of this group are "affiliates" of or controlled by the Company.

                               TABLE OF CONTENTS

PART I  ....................................................................................4
        Item 1.  Business...................................................................4
        (b)      Business of the Company....................................................4
                 i) Membership..............................................................4
                 (ii) Providers.............................................................5
                 (iii) Market Overview......................................................5
                 (iv) Summary of Product Research and Development...........................5
        Item 2.  Properties.................................................................7
        Item 102 (a) 1.  Small Business Issuer engaged in significant mining operations:....7
        Item 3.  Legal Proceedings..........................................................9
        Item 4.  Submission of Matters to a Vote of Security Holders.......................10

PART II ...................................................................................11
        Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....11
        Item 6.  Management's Discussion and Analysis of Financial Condition and Results
                   of Operations...........................................................12
        Item 7.  Financial Statements......................................................16
        Item 8.  Changes in and Disagreements With Accountants on Accounting and
                   Financial Disclosure....................................................17

PART III...................................................................................18
        Item 9.  Directors and Executive Officers of the Registrant........................18
        Item 10. Executive Compensation....................................................19
        Item 11. Security Ownership of Certain Beneficial Owners and Management............20
        Item 12. Certain Relationships and Related Transactions............................21
        Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........22

SIGNATURES.................................................................................23


                                     PART I


Item 1.  Business

         (a) General Development of Business

                NorStar Group, Inc., a Utah Corporation ("NorStar" or the "Company") was originally formed in March 1961 as Florist Accounting Service, Inc. The Company changed its name in 1971 to Luxor Group N.A., Inc. and in 1992 to NorStar Group, Inc. NorStar has not been the subject of any bankruptcy, receivership or similar proceeding. There has been no material reclassification, merger, consolidation, or sale of a significant amount of assets not in the ordinary course of the Company's business. NorStar has made a number of acquisitions over the last few years of businesses and investment opportunities. In January, 1998, NorStar entered into an agreement to acquire in their entirety, the Institute of Metabolic Medicine, Metabolic Treatment Center, Inc., JBA Medical Management, Inc., and Medical Providers of South West Florida, Inc. In April, 1992, NorStar also acquired 680 acres (17 gold mining claims) in Nevada. In March of 1999 NorStar abandoned the medical venture to concentrate on its Internet on-line business. NorStar is seeking a joint venture partner to work its mining claims.

         (b) Business of the Company: The business of NorStar is to create an Internet online-community of "One Stop Shopping" for products, entertainment, education and business services from a network of providers. NorStar's portal will provide the subscriber/member with access to several web browsers, a directory of thousands of stores, an Internet shopping mall, three dimensional virtual reality chat rooms, telephone chat, forums, game rooms, a virtual reality dating service, virtual reality business conference rooms using virtual reality chat room technology, specialty advertising rooms with virtual reality activities, and global e-mail service which can be accessed through the web anywhere in the world.

                (i) Membership :

                NorStar intends to offer membership to the 100 million consumers who currently have, or who will have some form of access to the Internet. Consumers subscribing to NorStar's network will be offered discounts for products and services through the Company's provider network. NorStar's strategy is to address the trend toward rising out of pocket costs by bringing together a provider network that offers quality products and services at reduced prices. The Company believes that by having access to an extensive multi-service provider network in a region its members will be able to receive quality services and products at less than market prices. As a result, NorStar believes that it can establish a market niche where the discounts obtained by the membership will far outweigh the cost of membership to join the NorStar network. The cost for annual family membership is $120.00. NorStar discounts are designed not to be related in any way to the dollar amount of purchases, volume of buying or products so members will not be subject to any minimum requirements or other restrictions. The member is simply being provided these programs based on the willingness of service and product providers to offer their services and products to customers of the Company at a discount.

                (ii) Providers :

                The foundation of the Company's business will be the development and maintenance of a network of providers comprised of manufacturers, wholesalers, retailers and service providers. NorStar intends that providers who participate in the NorStar network will receive some of the following benefits, including but not limited to: elimination of paper order form preparation and supporting documentation, reduction of bad debt, new customers with no additional advertising expense, and more efficient utilization of personnel and equipment. The national and regional marketing planned by the Company should give providers an increased level of exposure. The Company will also contract with reliable suppliers who offer computer network accessible products and services. It is the Company's objective to establish a national network of providers within 3 years through direct contracts, affiliations with national organizations and other regional networks. NorStar anticipates having an appropriate number of providers under contract and available on the net in the near future. The distribution method of these products and services to holders of membership will be via the Internet. No assurances can be given that the Company will be successful in establishing a national network. The failure to establish a national network would have a material adverse effect on the Company's business, financial condition and results of operations.

                (iii) Market Overview :

                The market for discount products and services via the Internet is in its infancy. The level of demand and acceptance of discount products and services programs is dependent upon a number of factors, including growth of consumer access to the Internet, the Company's ability to develop and maintain distribution channels to sell memberships to consumers, acceptance of discounted products and services and the willingness of service and product providers to offer their services and products to customers at a discount. The Company believes that competition will intensify and increase in the future. NorStar views its primary direct competitors as AOL, Compuserve, Prodigy, Yahoo, and GeoCities.

                (iv) Summary of Product Research and Development :

                NorStar's publicly announced new product and service includes the Cybervisor(TM) which is still in the research and development stage. NorStar filed a Trademark Application for The "Cybervisor(TM)" a head mounted display unit with related hardware and software INT. Class:009 The mark consists of text letters (the Cybervisor) Serial number 75/710459. NorStar announced that its Cybervisor (TM) IPD (Interactive Personal Display) unit will be offered in the marketplace for home, business and school use. NorStar plans to introduce three IPD models: The Cybervisor (TM), The Super Cybervisor (TM), and the Cybervisor Jr.(TM). In addition, NorStar has completed development of a new Web based community called "VeeAreCity.Com". VeeAreCity.Com, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("VeeAreCity") owns and will operate the Web site. The physical tooling developed for the VeeAreCity Head Mounted Display ("HMD") appearance will be owned by VeeAreCity. The tooling for the HMD will be located at Interactive Imaging Systems ("IIS"), the manufacturer. As a significant portion of this HMD design is based on proprietary IIS technology, IIS will retain the rights, title and ownership to this technology. In the event IIS is unable or unwilling to manufacture the HMD, VeeAreCity will be granted certain rights to have the product manufactured by a mutually agreed upon third party, at the anticipated volume levels of 100,000 units/year. IIS estimates that it will be able to manufacture the HMD for VeeAreCity at a per unit cost of approximately $200. This price is subject to change up or down based on the final product specifications. NorStar also plans to begin construction of its "Cybernizer" a web pager. In addition, the Cybernizer will be a Internet navigation tool that will include such features as voice chat and instant access to all major search engines. The estimated cost for the development of this project is between $900,000 and $1.1 million. The source for funding the research and development of this project will come from additional equity and/or debt financing. No assurance can be given that the Company will raise the necessary capital to complete this project, or if completed that it will be accepted in the marketplace.

                NorStar has spent approximately $20,000 during the last two fiscal years on research and development activities.

                NorStar employs seven full time employees, five of whom serve as Officers and Directors of NorStar and two clerical personnel.

Item 2.  Properties

         NorStar's place of business is located at 6365 N.W. 6th Way, Fort Lauderdale, Florida 33309. The premises is described as a CBS and steel class A building/shared executive suite. NorStar subleases approximately 900 square feet on a month to month tenancy from American Network Realty. Item 102 (a) 1. Small Business Issuer engaged in significant mining operations:

         NorStar acquired 680 acres (17 gold mining claims) in Nevada and is seeking a joint venture partner to work the claims.*

Description of Property pursuant to Guide 7, Section 229.801(g) and
Section 229.802(g)

         The seventeen (17) lode claims are located in the Gold Mountain Mining District of Esmeralda County, Nevada. Esmeralda County is noted only for its mining industry. The mines located on the edge of Goldfield, Nevada have continued to operate on a limited basis until the end of March 1992 when the Black Hawk mine closed its underground operations. There continues to be several leach operations in full swing.

Claim Location

         The seventeen (17) un-patented claims are located 180 miles north of Las Vegas, Nevada on state Highway 95 to Lida Junction, the south to Gold Point then south by southeast approximately 8 miles. The claims are situated in Township 8S, Range 41, Sections 11, 14, and 22. The Eastern Group (7 claims) is located at the elevation of 6,500 to 7,000 feet and is the most mountainous area. The Western Group (10 claims) is located on a gentle rolling terrain for the most part. In either case walking is the only way to gain access to the greatest portion of the claims.

Geology

         The rock is primarily Tertiary age quartz monzonite. There are several visible fault zones and you find that they contain quartz veins and stringers. Mineralization is easily located on most of the claims and there appear to be several areas that should be excellent prospects for geologic exploration. There exists on the claims one (1) 250 foot adit with mineralization showing and four
(4) shafts. The deepest shaft is located on the Western Group of claims and has been plumbed to 185 feet. Some of the underground workings have been mapped prior to it filling with water.

Climate

         The climate is arid, dry and hot in summertime and windy and cold November through January. However, snowfall is limited and in most cases would not interfere with mining operations.

Ore Dumps

         There is a 2500 ton dump located near the main shaft. Sampling of this dump shows that the ore lends itself to the leaching process for recovery of gold and silver. The gold in this area runs .997 fine. There are also several other smaller ore dumps scattered among the claims. Since ore is not complex it can be easily extracted by the leaching method or can be transported to a mill for crushing and processing. Conclusions

         Over the years estimates of ore reserves have been made by several geologists and mining engineers. Donald R. McGregor stated in his report that by just stripping the mountain on which the main shaft is located would open up approximately three and one-half million (3,500,000) tons of ore with an average grade of .116 ounces gold per ton and .23 ounces of silver per ton. The gross value of this area alone calculates out to over $146,000,000. Using $350.00/oz. gold and $5.00/oz silver.

         This does not take into account the eastern group of claims. The assays from this area range from .43 ounces gold and 2.26 ounces silver per ton to .83 ounces gold and 14.06 ounces silver per ton. An extensive core drilling program in this area could easily produce triple the values calculated for the western group of claims.

         The recovery cost for strip mining and heap leach is about $180 per ounce. Custom milling would run approximately $220 per ounce. A mining operation is deemed feasible particularly since the ore is not complex.

--------------------------------------------------------------------------------
         *The aforementioned investments in gold mining are for investment purposes only and should not be construed as the core business or core business activity of NorStar.

Item 3.  Legal Proceedings

------------------------------------------------------------------------------------------------------------------------------------
Name of Court             Date Proceeding Began  Principal Parties          Description of Facts              Relief Sought
                                                                                                              Or Action Taken
------------------------------------------------------------------------------------------------------------------------------------
Circuit Court in                03/19/98         Knight & Reich v.          This is a lawsuit pertaining      Joint Stipulation of
and for the 12th Judicial                        MTC, JBA and NorStar       to medical records                Dismissal agreed to
Circuit in and for Lee County
Florida
------------------------------------------------------------------------------------------------------------------------------------
Circuit Court in                03/20/98         NorStar, et al. v. Agolli  Lawsuit for injunctive relief     Injunctive Relief
and for the 12th Judicial                        Ginoli, Reich and Knight   counterclaim filed for unpaid     Joint agreement
Circuit in and for Lee County                                               wages and benefits                Stipulation to Dismiss
Florida                                                                                                       Action and
                                                                                                              Counterclaim
------------------------------------------------------------------------------------------------------------------------------------
Circuit Court in                06/24/98         JBA and NorStar v.         Lawsuit seeking to enforce        Agreed to Joint
and for the 12th Judicial                        Ginoli and Agolli          non-compete agreement             Stipulation to
Circuit in and for Lee County                                                                                 Dismissal of action
Florida
------------------------------------------------------------------------------------------------------------------------------------
Circuit Court in                03/31/98         Agolli, Ginoli et al. v.   Action for unpaid wages           Stipulation of
and for the 12th Judicial                        NorStar, JBA et. al.       and benefits. Counterclaim        Dismissal agreed
Circuit in and for Lee County                                               for breach of contract, breach    to between all
Florida                                                                     of fiduciary duty, and for civil  Parties
                                                                            theft
------------------------------------------------------------------------------------------------------------------------------------


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of NorStar Group, Inc. during the fiscal year ended December 31, 1999.

                                    PART II

Item 5.  Market for Registrants Common Equity and Related Stockholder Matters

         NorStar's common stock is currently traded on the Over-The-Counter Bulletin Board("OTCBB") under the symbol "NSTG."

         The following table indicates the high and low bid sales prices for the equity for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included are as follows:

-----------------------------------------------------------------------------------------------------------------
Year     Quarter           High Bid         Low Bid           Year     Quarter          High Bid          Low Bid
----     -------           --------         -------           ----     -------          --------          -------
1998     2nd               5/16             3/16              1999     2nd              13/16             0.20
1998     3rd               1 3/16           3/16              1999     3rd              13/16             0.20
1998     4th               3/8              1/8               1999     4th              7/16              0.24
1999     1st               15/16            1/4               2000     1st              0.85              0.43
-----------------------------------------------------------------------------------------------------------------


         (b)Holders

         As of February 29, 2000, the approximate number of shareholders of record of NorStar Common Stock is 242. This information was obtained from the Company's transfer agent.

         (c)  Dividend

         NorStar has not paid dividends on its capital stock and does not anticipate that it will do so in the foreseeable future. NorStar intends to retain any future earnings for reinvestment in its business. Payments of dividends in the future will depend upon NorStar's growth, profitability, financial condition and other factors that NorStar's Board of Directors may deem relevant.

Item 6. Managements Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion regarding NorStar and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. Such statements consists of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may,""expect," "anticipate," "estimate" or "continue" or the negative thereof of other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. NorStar does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of NorStar over time means that actual events are bearing out as estimated in such forward looking statements.

Overview

         NorStar Group, Inc. was originally incorporated in the State of Utah in March 1961 as Florist Accounting Services, Inc., a finance company that was primarily engaged in factoring accounts receivables for florists in Utah. The Company was unable to develop a profitable operation and became inactive until April 1992. During the period from April, 1992 through December 31, 1999 the Company acquired and/or began to develop and dispose of , several businesses and certain other investments. In 1998, the Company began the development of its Internet business which involves the creation of a portal to a cyber-city, an on-line community of "One Stop Shopping for products, entertainment, education and business services. The on-line community is being developed through VeeAreCity and the Burbs. The portal is designed to provide subscriber/member with access to several web browsers, a directory to thousands of stores, three dimensional virtual reality ("VR") chat rooms, forums and game rooms, a VR dating service, VR business conference room, specialty advertising rooms with VR activities and global e-mails. The Company also holds mineral rights attributable to 17 claims that were acquired for gold mines located in the Gold Mountain mining district of Esmeralda County Nevada. However, management does not expect mining operations to become one of the Company's core businesses.

Results of Operations:

         Year ended December 31, 1999 as compared to Year Ended December 31,
         1998

         Commencing in 1998, the Company began the development of its internet business which involves the creation of a portal to a cyber-city, online community of "One-Stop Shopping" for products, entertainment, education and business services. The portal is intended to provide the subscriber/member with access to several web browsers, a directory to thousands of stores, three dimensional virtual reality ("VR") chat rooms, forums and game rooms, a VR dating service, VR business conference room, specialty advertising rooms with VR activities and global e-mails services that can be accessed through the web anywhere in the world. The Company intends to generate revenues from this business primarily through usage fees from certain of its activities and the sale of annual memberships to consumers who will be offered discounts on products and services through a provider network to be developed by the Company. The Company intends to be completed with development of its Internet business during the third quarter of 2000.

         During 1997, the Company attempted to enter the medical field via its acquisition of JBA Medical Management, Inc. ("JBA Medical"). JBA Medical was the operator of a medical clinic in Ft. Myers, Florida and had planned to open additional clinics in various locations in Florida. Pursuant, to a plan adopted by its board of directors, the Company discontinued and abandoned its medical operations in the first quarter of 1998 to concentrate on its Internet business. Therefore, the company did not have any revenues from its continuing operations during either 1998 or 1999.

         During the year ended December 31, 1999, the Company's operating expenses increased by approximately $1,863,000 to approximately $2,304,000 from approximately $441,000 for the year ended December 31, 1998. The primary cause of the increase was non-cash charges resulting from the issuance of shares of common stock for services. During 1999, the Company issued 6,701,500 shares of common stock for services having a fair market value of $2,079,225 on the date of issuance as compared to only 1,222,288 shares of common stock having a fair value of $328,557 being issued for services in 1998. The balance of the company's operating expenses was fairly consistent between the two periods.

         In addition the Company recognized a loss from its discontinued medical venture during 1998 of approximately $549,000 of which approximately $202,000 came from its operation of the venture and approximately $347,000 resulted from the Company recognizing a loss on the disposal of its investment.

         As a result of the above, the Company incurred a loss of approximately $2,304,000 for 1999, all from continuing operations, as compared to approximately $990,000 for 1998, of which approximately $441,000 was from continuing operations.

(a)      Liquidity and Capital Resources

         As of December 31, 1999, NorStar had working capital of approximately $56,000.

         During the years ended December 31, 1999 and 1998, the company sold 4,427,500 and 57,125 shares of common stock and received net proceeds of approximately $552,500 and $143,000 respectively. During the years ended December 31, 1999 and 1998, the Company was able to satisfy certain obligations to professionals, consultants and employees by the issuance of shares of common stock for services performed. The Company issued 6,701,500 and 1,222,288 shares of common stock for such services having a fair value of approximately $2,079,225 and $329,000 respectively, for the years ended December 31, 1999 and 1998.

         Subsequent to December 31, 1999, the Company entered into contractual obligations aggregating approximately $1,100,000 related to Intellectual Property development for services to be rendered subsequent to that date in connection with the ongoing development of its Internet business. These contractual obligations are contingent upon the Company's ability to raise the necessary funds either through the sale of additional shares of common stock and/or debt, strategic relationships or other arrangements. There can be no assurances that such additional funding will be available on terms attractive to us or at all. The failure to raise capital when needed could materially affect our business, results of operations and financial condition.

         We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates and usage fees reflect increases in costs due to inflation.

         The Company believes the following trends, events and uncertainties could have a material impact on their short-term and/or long-term liquidity. The market for Internet discount services and product programs is relatively new and is evolving rapidly. NorStar's future growth is dependent upon its ability to create, develop and distribute programs that are accepted by its clients as an integral part of their business model for communicating with their targeted audiences. Demand and market acceptance of discount products and service programs is dependent upon a number of factors, including the growth in consumer access to and acceptance of these programs, the willingness of service and product providers to offer their services and products to customers of NorStar at a discount, NorStar's ability to develop and maintain distribution channels to sell memberships to consumers. The failure of providers or consumers to participate in NorStar's programs or substantial increases in the adequacy or availability of other programs could have a material and adverse impact on NorStar's business, operating results and financial condition. In addition, NorStar does not have long term contracts and needs to establish relationships with new vendors. As a result, providers of discounted services or products to NorStar's members may unilaterally reduce the scope of, or terminate their relationships with NorStar. The termination of NorStar's business relationship or a material reduction in the availability of services or products from any of NorStar's significant providers or networks thereof or NorStar's failure to develop significant new provider relationships would materially and adversely affect its business, operating results and financial condition.

         NorStar believes that within the market niche it seeks to develop, the following known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on their net sales or revenues or income from their continuing operations will include the following: (i)The market for discounted products and services is characterized by rapid changes in participating companies, consumers and service provider requirements and preferences, new service and product introductions and evolving industry standards that could render NorStar's existing service practices and methodologies obsolete; (ii) NorStar's success will depend, in large part, on its ability to improve its existing services, develop new services and solutions that address the increasingly sophisticated and varied needs of NorStar's clients, and respond to technological advances, emerging industry standards and practices, and competitive service offerings; and (iii) NorStar may not be successful in responding quickly, cost-effectively and sufficiently to these developments. If NorStar is unable, for technical, financial or other reasons, to adapt in a timely manner in response to changing market conditions or these requirements, its business, results of operations and financial condition would be materially adversely affected.

         Impact of Year 2000

         I.  Overview

         The Y2K issue concerned many currently installed computer systems and software products that were coded to accept only two digit entries in the date code field. It was widely anticipated that on the occasion of the arrival of the year 2000 the entry of "00" was expected to be read as 1900 rather than 2000. In order to distinguish the 21st century from the 20th century the date code fields needed to accept four digit year entries as opposed to the then current two digits. The Company recognized the worlds ever increasing reliance on computers and computer technology to provide services and data to a need-it-now user population. To that end, NorStar in their analysis of the Y2K issue, implemented tests on all of their mission critical hardware and software as well as requiring Y2K disclosure statements from any vendor they do business with. NorStar also engaged the services of an outside consultant who conducted the Year 2000 assessment and compliance review for the Company.

         II. Evaluation

         The internal and external tests performed on both NorStar's IT and non-IT systems ensured that NorStar's systems would function on January 1, 2000 and beyond and necessitated a finding that there were no remaining phases or testing procedures. Because most of NorStar's computer systems have been upgraded or replaced in the last 4 years, the effect of non-compliant hardware and software was determined to be minimal.

         III. Conclusion

         Based on the information provided from NorStar internal and external research NorStar is confident that it is adequately prepared to handle the Y2K problem beyond the year 2000. In addition, the Company has not incurred any problems relating to the Y2K issue to date.

Item 7.  Financial Statements

         Our Consolidated Balance Sheet as of December 31, 1999 and our Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years ended December 31, 1999 and 1998, together with the reports of J.H. COHN, LLP, independent Public Accountants begin on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not Applicable

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant


--------------------------------------------------------------------------------------------------------------------------
Name                       Age     Title              Directorship           Five Years Business Experience
----                       ---     -----              ------------           ------------------------------
Harry F. DiFrancesco       73      President          Chairman of Bd*        In 1965 Mr. DiFrancesco was Chairman, CEO
                                                                             and President of DiFrancesco Construction
                                                                             Company. From 1970 to 1975, Mr. DiFrancesco
                                                                             established and operated a shoe
                                                                             manufacturing company in Brazil. From 1979
                                                                             to 1988, Mr. DiFrancesco was Chairman of the
                                                                             Board of International Jewelry Manufacturing
                                                                             Corp. an importer and wholesaler of
                                                                             diamonds. Mr. DiFrancesco has more than 40
                                                                             years of business experience in real estate
                                                                             development, importing and jewelry
                                                                             manufacturing and sales
--------------------------------------------------------------------------------------------------------------------------
Andrew S. Peck             54      V.P. of Finance    Dir. & Secretary*      Since 1990, Mr. Peck has served as President
                                                                             and Senior Financial Specialist for
                                                                             Financial Support Services, Inc. Mr. Peck
                                                                             has more than 20 years of experience in
                                                                             corporate finance, planning, project
                                                                             analysis and systems development.
--------------------------------------------------------------------------------------------------------------------------
Maynard Neil Aboguv        55      VP of Sales Mgmt   Director*              Mr. Aboguv has over 15 years of experience
                                                                             as a sales representative and manager for
                                                                             various companies representing several
                                                                             industries.
--------------------------------------------------------------------------------------------------------------------------
Jerry R. Saver             52      V.P. of Sales      Director*              Mr. Saver has over 20 years of extensive
                                                                             sales and marketing experience.
--------------------------------------------------------------------------------------------------------------------------
Jay Sanet                  49      V.P. Corp Dev.     Director*              Mr. Sanet has served as a Director since
                                                                             December, 1998. From 1996 to 1998, Mr. Sanet
                                                                             was a branch manager for First National
                                                                             Equity Group. In 1995 Mr. Sanet was a branch
                                                                             manager for Vision Investment Group. From
                                                                             1994 to to 1995 Mr. Sanet was a registered
                                                                             representative for Myers, Pollack & Robin.
                                                                             He actively assists the Company in
                                                                             identifying and exploring merger candidates.
--------------------------------------------------------------------------------------------------------------------------
         *Each Director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.


         The directors of NorStar hold no other directorship in any other reporting company. NorStar does not have anyone that it would classify as a significant employee. There are no family relationships among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

         The Company intends to file with the Commission a definitive proxy statement for the 2000 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after December 31, 1999.

Item 10.  Executive Compensation

         The following table sets forth certain information concerning the annual and long-term compensation for services as officers to the Company for the fiscal year ended December 31, 1999


----------------------------------------------------------------------------------------------------------------------------
                  Name of                   Capacity in               Salaries, Fees             Deferred       Shares of
Fiscal Year       Individual                which served              & Commissions    Bonuses   Compensation   Common Stock
-----------       ----------                ------------              --------------   -------   ------------   ------------
1999              Harry DiFrancesco*        Pres. & Dir               $0.00                                     1,000,000

                  Jay Sanet*                V.P. & Dir.               $0.00                                       100,000

                  Andrew S. Peck*           Sect, Treas. & Dir        $0.00                                       100,000

                  Jerry  R. Saver*          V.P. Asst Sect & Dir      $0.00                                        25,000

                  Maynard N. Abguv*         V.P. & Dir.               $0.00                                        50,000


2000              Harry DiFrancesco*        Pres. & Dir               $0.00                                          **

                  Jay Sanet*                V.P. & Dir.               $0.00                                          **

                  Andrew S. Peck*           Sect, Treas. & Dir        $0.00                                          **

                  Jerry  R. Saver*          V.P. Asst Sect & Dir      $0.00                                          **

                  Maynard N. Abguv*         V.P. & Dir.               $0.00                                          **
----------------------------------------------------------------------------------------------------------------------------


         * The Company has paid no compensation to any of its named executive officers and directors. In lieu of compensation the officers and directors received shares of NorStar Common Stock.

         ** The level of compensation for the Company's named executive officers and directors will be determined following the next shareholders meeting of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(b)      Security Ownership of Management


         --------------------------------------------------------------------------------------------
         Title of          Name and address                 Amount and nature         Percentage of
         class             of beneficial owners             of beneficial ownership   class
         --------------------------------------------------------------------------------------------
         Common Stock      Harry F. DiFrancesco             1,500,000 shares           9.7%
                           6365 N.W. 6th Way, Suite 160
                           Fort Lauderdale, Fl 33309
         --------------------------------------------------------------------------------------------
         Common Stock      Andrew Peck                      200,000                    1.29%
                           6365 N.W. 6th Way, Suite 160
                           Fort Lauderdale, Fl 33309
         --------------------------------------------------------------------------------------------
         Common Stock      Jay Sanet                        125,000                    .8%
                           6365 N.W. 6th Way, Suite 160
                           Fort Lauderdale, Fl 33309
         --------------------------------------------------------------------------------------------
         Common Stock      Maynard Neil Aboguv              50,000                     .3%
                           6365 N.W. 6th Way, Suite 160
                           Fort Lauderdale, Fl 33309
         --------------------------------------------------------------------------------------------
         Common Stock      Jerry Saver                      25,000                     .2%
                           6365 N.W. 6th Way, Suite 160
                           Fort Lauderdale, Fl 33309
         --------------------------------------------------------------------------------------------


(c)      Change in Control

         There are no arrangements, including any pledge by any person of securities of NorStar or any of its parents, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12. Certain Relationships and Related Transactions


(a)      Transactions With Management and Others:

         None

(b)      Certain Business Relationships:

         None

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The exhibits listed below are incorporated by reference as previously filed with the Form 10-SB:

Exhibit
No.        Description
-------    -----------
3.1        Articles of Incorporation as filed with the Utah Secretary of State

3.1(i)     By-laws

3.1 (ii)   Specimen Stock Certificate

4(a)       Certificate of Existence and Good Standing Status

4(b) Certificate to do business as a Foreign Corporation in the State of Florida

10.        Material Contract

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NORSTAR GROUP, INC.
                                          -------------------
                                             (Registrant)

                                          By  /s/ Harry DiFrancesco
                                             -----------------------------------
                                             Harry DiFrancesco, President and
                                             Chairman of the Board

                                          Date
                                               ---------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the _____ day of March 2000.

             Signature                       Title

       /s/ Harry DiFrancesco
----------------------------------           President and Chairman of the
         Harry DiFrancesco                   Board

       /s/ Andrew S. Peck
----------------------------------           Vice President of Finance, Director
         Andrew S. Peck                      and Secretary

         /s/ Jay Sanet
----------------------------------           Vice President Corporate
           Jay Sanet                         Development, Director

     /s/ Maynard Neil Aboguv
----------------------------------           Vice President Sales Management,
       Maynard Neil Aboguv                   Dircetor

       /s/ Jerry R. Saver
----------------------------------           Vice President Sales, Director
         Jerry R. Saver

                      NorStar Group, Inc. and Subsidiaries



                          Index to Financial Statements



                                                                        PAGE

Report of Independent Public Accountants                                 F-2

Consolidated Balance Sheet
     December 31, 1999                                                   F-3

Consolidated Statements of Operations
     Years Ended December 31, 1999 and 1998                              F-4

Consolidated Statements of Stockholders' Equity
     Years Ended December 1999 and 1998                                  F-5

Consolidated Statements of Cash Flows
     Years Ended December 31, 1999 and 1998                              F-6

Notes to Consolidated Financial Statements                              F-7/12




                                      * * *

                    Report of Independent Public Accountants


To the Board of Directors and Stockholders
NorStar Group, Inc.


We have audited the accompanying consolidated balance sheet of NorStar Group, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorStar Group, Inc. and Subsidiaries as of December 31, 1999, and their results of operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



Roseland, New Jersey
March 13, 2000

                      NorStar Group, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                                December 31, 1999





                                     Assets

Current assets - cash                                               $   179,176

Capitalized software development costs                                   44,936
Mineral rights, at estimated net realizable value                          -
                                                                    -----------

          Total                                                     $   224,112
                                                                    ===========


                      Liabilities and Stockholders' Equity

Current liabilities - noninterest bearing demand notes payable to
    stockholders                                                    $   123,309
                                                                    -----------

Commitments

Stockholders' equity:
    Class A convertible preferred stock, par value $10 per
       share; 1,000,000 shares authorized; none issued                     -
    Class B preferred stock, par value $10 per share;
       1,000,000 shares authorized; none issued                            -
    Common stock, par value $.01 per share; 150,000,000
       shares authorized; 15,493,825 shares issued and outstanding      154,938
    Additional paid-in capital                                        5,410,090
    Accumulated deficit                                              (5,464,225)
                                                                    -----------
          Total stockholders' equity                                    100,803
                                                                    -----------

          Total                                                     $   224,112
                                                                    ===========



See Notes to Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                     Years Ended December 31, 1999 and 1998


                                                      1999             1998
                                                      ----             ----

Revenues                                           $          -       $       -
                                                   ------------    ------------

Operating expenses:
    Selling                                              23,014          79,080
    General and administrative                        2,281,034         361,780
                                                   ------------    ------------
        Total                                         2,304,048         440,860
                                                   ------------    ------------

Loss from continuing operations                      (2,304,048)       (440,860)
                                                   ------------    ------------

Discontinued medical operations:
    Loss from operations                                               (201,617)
    Loss on disposal                                                   (347,500)
                                                                   ------------

Loss from discontinued operations                                      (549,117)
                                                   ------------    ------------

Net loss                                           $ (2,304,048)   $   (989,977)
                                                   ============    ============


Basic net loss per common share:
    Loss from continuing operations                $       (.21)   $       (.13)
    Loss from discontinued operations                                      (.16)
                                                   ------------    ------------

    Net loss                                       $       (.21)   $       (.29)
                                                   ============    ============

Basic weighted average common shares outstanding     11,129,941       3,378,168
                                                   ============    ============



See Notes to Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 1999 and 1998



                                                Common Stock
                                         ----------------------    Additional
                                         Number of                   Paid-in      Subscription    Accumulated
                                          Shares         Amount      Capital       Receivable      Deficit          Total
                                         ---------       ------      -------      ------------    -----------       -----
Balance, January 1, 1998                 2,851,412    $  28,854     $2,377,867      $(85,000)    $(2,170,200)   $   151,521

Issuance of shares upon receipt
    of proceeds from subscription
    receivable                              34,000                                    85,000                         85,000

Shares issued for professional
    and other services and em-
    ployee compensation                  1,222,288       12,223        316,334                                      328,557

Proceeds from sale of shares                57,125          571         57,454                                       58,025

Net loss                                                                                            (989,977)      (989,977)
                                         ---------    ---------     ----------      --------     -----------    -----------

Balance, December 31, 1998               4,164,825       41,648      2,751,655       -            (3,160,177)      (366,874)

Issuance of shares for payment
    of consulting fees payable             200,000        2,000        138,000                                      140,000

Shares issued for professional
    and other services and
    employee compensation                6,701,500       67,015      2,012,210                                    2,079,225

Proceeds from sale of shares             4,427,500       44,275        508,225                                      552,500

Net loss                                                                                           (2,304,048)   (2,304,048)
                                         ---------    ---------     ----------      ---------     -----------    -----------

Balance, December 31, 1999              15,493,825     $154,938     $5,410,090      $     -       $(5,464,225)  $   100,803
                                        ==========     ========     ==========      =========     ===========   ============



See Notes to Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 1999 and 1998


                                                                    1999            1998
                                                                    ----            -----
Operating activities:
     Net loss                                                   $(2,304,048)   $  (989,977)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Services, compensation and other expenses
           paid through the issuance of common stock              2,079,225        328,557
        Write-off of goodwill attributable to discontinued
           operations                                                              347,500
        Changes in operating assets and liabilities -
           accrued expenses                                            (959)           959
                                                                -----------    -----------
               Net cash used in operating activities               (225,782)      (312,961)
                                                                -----------    -----------

Investing activities - software development costs capitalized       (44,936)
                                                                -----------

Financing activities:
     Net proceeds from issuance of common stock,
        including proceeds from payments of sub-
        scriptions receivable                                       552,500        143,025
     Proceeds from issuance (repayment) of notes
        payable to stockholders                                    (102,606)       161,495
                                                                -----------    -----------
               Net cash provided by financing activities            449,894        304,520
                                                                -----------    -----------

Net increase (decrease) in cash                                     179,176         (8,441)

Cash, beginning of period                                                 -          8,441
                                                                -----------    -----------

Cash, end of period                                             $   179,176    $         -
                                                                ===========    ===========

Supplemental disclosure of cash flow information:
     Income taxes paid                                          $         -    $         -
                                                                ===========    ===========

     Interest paid                                              $         -    $         -
                                                                ===========    ===========





See Notes to Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 1 - Business:
                  NorStar Group, Inc. ("NorStar") was originally incorporated in the State of Utah during March 1961 as Florist Accounting Services, Inc. (the name Florist Accounting Services, Inc. was changed to Luxor Group N.S. Inc. during 1971 and to NorStar Group, Inc. during 1992). As of December 31, 1999, NorStar had two subsidiaries, VeeAreCity.com, Inc. ("VeeAreCity") and VeeAre City The Burbs.com, Inc. ("The Burbs"), both of which were wholly-owned. As used herein, the "Company" refers to NorStar or NorStar together with VeeAreCity, The Burbs and/or certain other subsidiaries that had been acquired and disposed of by NorStar prior to December 31, 1999.

                  The Company was originally organized as a finance company that was primarily engaged in factoring accounts receivable for florists in Utah. However, the Company was unable to develop profitable financing operations, and it became substantially inactive until April 1992. During the period from April 1992 through December 31, 1999, the Company acquired and/or began to develop, and disposed of, several businesses and certain other investments. As of December 31, 1999, the Company, was attempting to develop an Internet business through VeeAreCity and The Burbs and was holding an investment in mineral rights, as further described below. During 1998, the Company bought and abandoned a medical business (see Note 3).

                  In 1998, the Company began the development of its Internet business which involves the creation of a portal to a cyber-city, online community of "One Stop Shopping" for products, entertainment, education and business services. The portal is intended to provide the subscriber/member with access to several web browsers, a directory of thousands of stores, three dimensional virtual reality ("VR") chat rooms, forums and game rooms, a VR dating service, VR business conference rooms, specialty advertising rooms with VR activities and global e-mail services that can be accessed through the web anywhere in the world. The Company intends to generate revenues from this business primarily through usage fees from certain of its activities and the sale of annual memberships to consumers who will be offered discounts on products and services through a provider network to be developed by the Company.

                  As of December 31, 1999, the Company also held the mineral rights attributable to 17 claims that were acquired on April 29, 1992 for gold mines located in the Gold Mountain mining district of Esmeralda County, Nevada (see Note 4). However, management does not expect mining operations to become one of the Company's core businesses. Management is attempting to find a joint venture partner to assist the Company in developing these claims. If a joint venture partner cannot be found, management expects that the Company will continue to hold the claims as an investment.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 2 - Summary of significant accounting policies:
                Principles of consolidation:
                    The accompanying consolidated financial statements include the accounts of NorStar and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                Use of estimates:
                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                Software development costs:
                    Pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company is required to charge the costs of creating a computer software product to research and development expense as incurred until the technological feasibility of the product has been established; thereafter, all related software development and production costs are required to be capitalized.

                    Commencing upon the initial release of a product, capitalized software development costs and any costs of related purchased software are generally required to be amortized over the estimated economic life of the product based on current and estimated future revenues. Thereafter, capitalized software development costs and costs of purchased software are reported at the lower of unamortized cost or estimated net realizable value. Due to the inherent technological changes in the software development industry, estimated net realizable values or economic lives may decline and, accordingly, the amortization period may have to be accelerated.

                    Charges to research and development expenses for software development costs incurred prior to the establishment of technological feasibility were not material in 1999 and 1998.

                Impairment of long-lived assets:
                    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as goodwill and capitalized software costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 2 - Summary of significant accounting policies (concluded):
                Advertising:
                    The Company expenses the cost of advertising and promotions as incurred. Advertising costs, which are included in selling expenses and charged to operations, were immaterial during 1999 and 1998.

                Income taxes:
                    The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                Net earnings (loss) per share:
                    The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings
                    (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during 1999 and 1998.

                    All reference as to numbers of shares of common stock have been retroactively adjusted as appropriate for a 1-for-5 reverse split approved by the board of directors and the stockholders of the Company on April 1, 1998

                Recent accounting pronouncements:
                    The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 1999 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 1999 and 1998.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements




Note 3 - Purchase and disposal of medical operations:
                On December 10, 1997, the Company consummated the acquisition of 100% of the issued and outstanding shares of common stock of JBA Medical Management, Inc. ("JBA Medical") for total consideration of $347,500 comprised of $100,000 which was paid in cash and the issuance of 300,000 shares of the Company's common stock with an estimated fair value of $247,500.

                JBA Medical was the operator of a medical clinic in Ft. Meyers, Florida and had planned to open additional clinics in various other locations in Florida. The Company was required to account for the acquisition of JBA Medical pursuant to the purchase method of accounting. Pursuant to a plan adopted by its board of directors, the Company discontinued and abandoned its medical operations in the first quarter of 1998. Accordingly, the results of the Company's medical operations have been included in the accompanying consolidated statements of operations for the period from the date of acquisition until the operations were abandoned and comprise its loss from discontinued operations in 1998.

                As of the date of acquisition, JBA Medical did not have any material tangible or intangible assets or liabilities. Accordingly, the cost of the acquisition of $347,500 was allocated to goodwill. The loss on disposal of discontinued operations in 1998 is attributable to the write-off of the goodwill as a result of the abandonment of the medical operations. Revenues from discontinued medical operations totaled approximately $182,000 in 1998.

                Unaudited pro forma information showing the Company's results of operations for 1998 assuming the acquisition of JBA Medical had been consummated at the beginning of that year has not been presented since such assumption would not have a material effect on the results of the Company's continuing operations.


Note 4 - Investment in mineral rights:
                The Company acquired the mineral rights attributable to its gold mining claims (see Note 1) on April 29, 1992 for shares of common stock with a fair value of $400,000. The Company also entered into an agreement whereby it became obligated to pay total fees of $200,000 to the former owner for consulting services that were to be provided over the five year period subsequent to the acquisition. As explained in Note 1, management has been attempting to find a joint venture partner to assist the Company in developing these claims.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 4 - Investment in mineral rights (concluded):
                Although management is still attempting to find a joint venture partner, it determined that the investment in the mineral rights had been impaired based on the inability to find a joint venture partner and the uncertainties related to the Company's ability to generate profitable mining operations and, as a result, the Company wrote off the carrying value of the investment and the unamortized cost attributable to the consulting fees in 1996.

                During 1999, the Company paid the remaining carrying value of its obligation under the consulting agreement of $140,000 by issuing 200,000 shares of common stock to the former owner of the mineral rights with an approximate fair value of $140,000. The issuance of the shares was a noncash transaction that is not reflected in the accompanying consolidated statement of cash flows for 1999.


Note 5 - Income taxes:
                As of December 31, 1999, the Company had net operating loss carryforwards of approximately $5,464,000 available to reduce future Federal taxable income which will expire at various dates through 2019. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,186,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 1999.

                The Company had also offset the potential benefits from net operating loss carryforwards of approximately $1,264,000 and $868,000 by equivalent valuation allowances as of December 31, 1998 and 1997, respectively. Accordingly, although the Company had pre-tax losses in 1999 and 1998, it increased the valuation allowance by $922,000 and $396,000 in 1999 and 1998, respectively, and did not recognize a credit for Federal income taxes in either year.


Note 6 - Concentrations of credit risk:
                Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains cash in bank deposit and other accounts the balances of which, at times, may exceed Federal insurance limits. At December 31, 1999, such cash balances exceeded Federal insurance limits by $83,700. Exposure to credit risk is reduced by placing such deposits in major financial institutions and monitoring their credit ratings.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 7 - Fair value of financial statements:
                The Company's material financial instruments at December 31, 1999 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and notes payable to stockholders. In the opinion of management, cash was carried at fair value because of its liquidity. Because of the relationship of the Company and its stockholders, there is no practical method that can be used to determine the fair value of the notes payable to stockholders.


Note 8 - Preferred stock:
                The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of Class A preferred stock and 1,000,000 shares of Class B preferred stock. No shares of preferred stock had been issued as of December 31, 1999. Each share of Class A and Class B preferred stock is nonvoting; is entitled to an annual dividend, as may be declared by the Company's board of directors, of 10% that is cumulative; has a par value of $10 per share; and has a preference in liquidation equal to its par value plus all declared but unpaid dividends. Each share of Class A preferred stock is convertible at any time into five shares of the Company's common stock.


Note 9 - Software development costs:
                During the period from January 1, 2000 through March 13, 2000, the Company entered into contracts which obligate it to make payments aggregating approximately $1,100,000 for services to be rendered in connection with the on-going development of its web site.



                                      * * *