Form 10QSB
period 2000-03-31
NORSTAR GROUP INC
filed 2000-05-18
CIK 1100356

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2000

                 Transition Report under Section 13 or 15(d) of
               The Exchange Act For the Transition Period from      to
                                                               ----   ----
                             Commission File Number

                               NORSTAR GROUP, INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)

                Utah                                    59-1643698
       -----------------------                    ------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

        6365 NW 6th Way, Suite 160, Fort Lauderdale, Florida         33309
        -----------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


         Issuer's telephone number, including area code: (954) 772-0240

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [   ]


    At May 11, 2000, there were issued and outstanding 15,493,825 shares of Common Stock.

    Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      NorStar Group, Inc. and Subsidiaries

                          Index to Financial Statements

                                                                          PAGE


Item 1.  Financial Statements

         Report of Independent Public Accountants                           F-2

         Condensed Consolidated Balance Sheets at March 31, 2000
         (Unaudited) and December 31, 1999                                  F-3

         Condensed Consolidated Statements of Operations

         Three Months Ended March 31, 2000 and 1999 (Unaudited)             F-4

         Condensed Consolidated Statements of Cash Flows

         Three Months Ended March 31, 2000 and 1999 (Unaudited)             F-5

         Notes to Condensed Consolidated Financial Statements             F-6/8

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders
NorStar Group, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of NorStar Group, Inc. and Subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review of the condensed consolidated financial statements referred to above, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of operations and cash flows for the year then ended which are not presented herein, and in our report dated March 13, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying condensed consolidated statements of operations and cash flows for the three months ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.


                                                J.H. Cohn LLP

Roseland, New Jersey
May 5, 2000

                      NorStar Group, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                March 31, 2000 (Unaudited) and December 31, 1999

                                                                                            March            December
                                  Assets                                                  31, 2000           31, 1999
                                  ------                                                  --------           --------
                                                                                                             (Note 1)

Current assets - cash                                                                   $   127,409        $   179,176

Capitalized software development costs                                                       71,278             44,936

Mineral rights, at estimated net realizable value                                             -                  -
                                                                                        -----------        -----------

          Totals                                                                        $   198,687        $   224,112
                                                                                        ===========        ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities - noninterest bearing demand notes payable
    to stockholders                                                                     $   123,309        $   123,309
                                                                                        -----------        -----------

Commitments

Stockholders' equity:
    Class A convertible preferred stock, par value $10 per
       share; 1,000,000 shares authorized; none issued                                        -                  -
    Class B preferred stock, par value $10 per share;
       1,000,000 shares authorized; none issued                                               -                  -
    Common stock, par value $.01 per share; 150,000,000
       shares authorized; 15,493,825 shares issued and
       outstanding                                                                          154,938            154,938
    Additional paid-in capital                                                            5,410,090          5,410,090
    Accumulated deficit                                                                  (5,489,650)        (5,464,225)
                                                                                        -----------        -----------
          Total stockholders' equity                                                         75,378            100,803
                                                                                        -----------        -----------

          Totals                                                                        $   198,687        $   224,112
                                                                                        ===========        ===========


See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                  2000            1999
                                                               ---------        --------

Revenues                                                       $     -         $     -
                                                              ----------      ----------
Operating expenses:
    Selling                                                        3,369           1,029
    General and administrative                                    22,056         923,910
                                                              ----------      ----------
        Totals                                                    25,425         924,939
                                                              ----------      ----------

Net loss                                                       $ (25,425)      $(924,939)
                                                              ==========      ==========


Basic net loss per common share                                $    ( - )      $    (.18)
                                                              ==========      ==========

Basic weighted average common shares outstanding              15,493,825       5,023,741
                                                              ==========      ==========


See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                       2000            1999
                                                                    ---------        --------

Operating activities:
     Net loss                                                       $ (25,425)      $(924,939)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Services, compensation and other expenses
           paid through the issuance of common stock                                  919,168
        Changes in operating assets and liabilities -
           accrued expenses                                                              (959)
                                                                   ----------      ----------
               Net cash used in operating activities                  (25,425)         (6,730)
                                                                   ----------      ----------

Investing activities - software development costs capitalized         (26,342)
                                                                   ----------

Financing activities:
     Net proceeds from issuance of common stock                                         2,500
     Proceeds from issuance of notes payable to
        stockholders                                                                    4,550
                                                                                   ----------
               Net cash provided by financing activities                                7,050
                                                                                   ----------

Net increase (decrease) in cash                                       (51,767)            320

Cash, beginning of period                                             179,176          -
                                                                   ----------      ----------

Cash, end of period                                                  $127,409       $     320
                                                                   ==========      ==========


See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:
          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of NorStar Group, Inc. and its subsidiaries (the "Company") as of March 31, 2000, and their results of operations and cash flows for the three months ended March 31, 2000 and 1999. Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

          The results of the Company's operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

Note 2 - Earnings (loss) per common share:
          As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic and, if appropriate, diluted earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company did not have any potentially dilutive common shares outstanding during the three months ended March 31, 2000 and 1999.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Income taxes:
          As of March 31, 2000, the Company had net operating loss carryforwards of approximately $5,490,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,196,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2000.

          The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 1999. As a result of the increases in the valuation allowance of $10,000 and $370,000 during the three months ended March 31, 2000 and 1999, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations.

Note 4 - Software development costs:
          During the three months ended March 31, 2000, the Company entered into contracts which obligate it to make payments aggregating approximately $1,100,000 for services to be rendered in connection with the on-going development of its web service.

Note 5 - Stock option plan:
          On April 17, 2000, the Board of Directors approved a Stock Option Plan (the "Plan"), subject to ratification by the Company's stockholders, whereby up to 2,000,000 shares of the Company's common stock may be granted to key personnel in the form of incentive stock options and nonstatutory stock options, as defined under the Internal Revenue Code. Key personnel eligible for these awards may include all present and future employees of the Company and individuals who are consultants to the Company as well as nonemployee directors of the Company. Under the Plan, the exercise price of options must be at least 100% of the fair market value of the common stock on the date of grant (the exercise price of an incentive stock option for an optionee that holds more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant). The maximum term of any stock option granted may not exceed ten years (or five years for an optionee that holds 10% or more of the Company's stock) from the date of grant.

          As of May 5, 2000, no stock options had been awarded under the Plan.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Subsequent events:
          On April 17, 2000, the Company entered into agreements with three consultants that will expire on April 17, 2001. Under these agreements, the consultants will, among other things, assist the Company in finding businesses located primarily in England, other European countries and the Northeastern section of the United States that will advertise in and/or link to the Company's online community. The three consultants will receive options to purchase a total of 1,300,000 shares of the Company's common stock, exercisable at $.40 per share through the end of the terms of the consulting agreements, as consideration for such services.


                                      * * *

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

General

         The Company was originally incorporated in March 1961 under the name Florist Accounting Service, Inc. and changed its name in 1971 to Luxor Group N.A., Inc and in 1992 to NorStar Group, Inc. In April 1992, NorStar acquired 680 acres (17 gold mining claims) in Nevada. NorStar is presently seeking a joint venture partner to work its mining claims. During the period from April 1992 through March 31, 2000 the Company acquired and/or began to develop and dispose of, several businesses and certain other investments. Since 1999, the Company is creating an Internet online community of "One Stop Shopping" for products, entertainment, education and business services from a network of providers.

         NorStar's portal will provide the subscriber with access to several web browsers, a directory of thousands of stores, an Internet shopping mall, three dimensional virtual reality chat rooms, forums, game rooms, a virtual reality dating service, business conference rooms using virtual reality chat room technology, specialty advertising rooms with virtual reality activities, and global e-mail service which can be accessed through the web anywhere in the world.

Plan of Operation

         The Company's business strategy is comprised of the following:

         Membership. The Company intends to offer membership to the 100 million consumers who currently have, or who will have some form of access to the Internet. Consumers subscribing to the Company's network will be offered discounts for products and services through the Company's provider network. The Company's strategy is to address the trend toward rising out of pocket costs by bringing together a provider network that offers quality products and services at reduced prices. The Company believes that by having access to an extensive multi-service provider network in a region its members will be able to receive quality services and products at less than market prices. As a result, the Company believes that it can establish a market niche where the discounts obtained by the membership will far outweigh the cost of membership to join the Company's network. The Company's discounts are designed not to be related in any way to the dollar amount of purchases, volume of buying or products so members will not be subject to any minimum requirements or other restrictions. The member is simply being provided these programs based on the willingness of service and product providers to offer their services and products to customers of the Company at a discount.

         Providers. The foundation of the Company's business will be the development and maintenance of a network of providers comprised of manufacturers, wholesalers, retailers and service providers. The Company intends that providers who participate in the Company's network will receive some of the following benefits, including but not limited to: elimination of paper order form preparation and supporting documentation, reduction of bad debt, new customers with no additional advertising expense, and more efficient utilization of personnel and equipment. The national and regional marketing planned by the Company should give providers an increased level of exposure. The Company will also contract with reliable suppliers who offer computer network accessible products and services. It is the Company's objective to establish a national network of providers within three years through direct contracts, affiliations with national organizations and other regional networks. The Company anticipates having an appropriate number of providers under contract and available on the net by the first quarter of 2001. The distribution method of these products and services to holders of membership will be via the Internet. No assurances can be given that the Company will be successful in establishing a national network. The failure to establish a national network would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Cybervisor(TM) IPD (Interactive Personal Display). The Company intends to complete the development of the Cybervisor (TM), a head mounted display unit with interactive virtual reality capabilities by the fourth quarter of 2000. The Company plans to aggressively market the Cybervisor (TM) for home, business and school use. The Cybervisor (TM) IPD will allows the consumer to interact in a fully immersive synthetic 3-dimensional environment. The Company plans to introduce three IPD models: The Cybervisor (TM), The Super Cybervisor
(TM), and the Cybervisor Jr.(TM). The Cybervisor (TM) is the Company's standard model complete with high fidelity audio, built-in microphone and 360 degree tracking. The Super Cybervisor (TM) has all of the same features as the standard model and includes upgraded optics, sound and controls. The Cybervisor Jr.(TM) Is a monocular IPD built in a head set style with high fidelity audio, microphone and 360 degree tracking. The physical tooling developed for the VeeAreCity Head Mounted Display ("HMD") appearance and certain patents will be owned by the Company. The estimated cost for the development of this project is between $900,000 and $1.1 million.

         VeeAreCity. Com. The Company has completed development of a new Web based community called "VeeAreCity.Com". VeeAreCity.Com, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("VeeAreCity") owns and will operate the Web site.

         Cybernizer. The Company also plans to begin construction of its "Cybernizer" a web pager. In addition, the Cybernizer will be a Internet navigation tool that will include such features as voice chat and instant access to all major search engines.

         The source for funding the research and development of Cybervisor (TM) IPD, VeeAreCity.Com and Cybernizer will come from additional equity and/or debt financing. No assurance can be given that the Company will raise the necessary capital to complete this project, or if completed that it will be accepted in the marketplace.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999


         The Company had no revenues for the three months ended March 31, 2000 or the three months ended March 31, 1999. The Company does not expect any revenues until the beginning of its fourth quarter when it expects its game rooms and virtual reality chat rooms to be completed. The Company expects revenues to primarily consist of advertising sales, pay-per-view usage fees and annual membership fees for joining the the Company's network. The cost for an annual family member ship is $120. Selling, general and administrative expenses decreased 3,635% from $924,939 for the three months ended March 31, 1999 to $25,425 for the three months ended March 31, 2000. This decrease was attributable to $919,168 of non-cash charges resulting from the issuance of shares of common stock for services in 1999. As a result, the Company's net loss for the three months ended March 31, 2000, decreased in line with the selling general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash of $127,409 as compared to cash of $179,176 at December 31, 1999. This decrease in cash is a result of selling, general and administrative expenses as well as software development costs. Recently, the Company's only source of cash has been proceeds received from the issuance of its shares of common stock. In July 1999, the Company issued 4,400,000 shares of common stock for $550,000 in cash.

         On April 17, 2000, the Company entered into agreements with three consultants that will expire on April 17, 2001. Under these agreements, the consultants will, among other things, assist the Company in finding businesses located primarily in England, other European countries and the Northeastern section of the United States that will advertise in and/or link to the Company's online community. The three consultants will receive options to purchase a total of 1,300,000 shares of the Company's common stock, exercisable at $.40 per share through the end of the terms of the consulting agreements, as consideration for such services.

         The Company does not have pending any material commitments regarding capital expenditures. However, the Company's current sources of liquidity and cash are insufficient to satisfy its cash need through the next twelve months. The Company will require additional capital to fund its operations and pursue its business strategies. The Company expects to raise or obtain additional capital through the sale of securities and through the exercise of outstanding options. There can be no assurance that additional financing will be available. If adequate funds are not available, there will be a material adverse effect on the Company's business and financial conditions.

         The Company does not believe that its business is subject to seasonal trends or inflation. On an ongoing basis the Company will attempt to minimize any effect of inflation on its operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates and usage fees reflect increases in costs due to inflation.

         The Company believes the following trends, events and uncertainties could have a material impact on their short-term and/or long-term liquidity. The market for Internet discount services and product programs is relatively new and is evolving rapidly. The Company's future growth is dependent upon its ability to create, develop and distribute programs that are accepted by its clients as an integral part of their business model for communicating with their targeted audiences. Demand and market acceptance of discount products and service programs is dependent upon a number of factors, including the growth in consumer access to and acceptance of these programs, the willingness of service and product providers to offer their services and products to customers of the Company at a discount, the Company ability to develop and maintain distribution channels to sell memberships to consumers. The failure of providers or consumers to participate in the Company's programs or substantial increases in the adequacy or availability of other programs could have a material and adverse impact on the Company's business, operating results and financial condition. In addition, the Company does not have long term contracts and needs to establish relationships with new vendors. As a result, providers of discounted services or products to the Company's members may unilaterally reduce the scope of, or terminate their relationships with the Company. The termination of the Company's business relationship or a material reduction in the availability of services or products from any of NorStar's significant providers or networks thereof or the Company's failure to develop significant new provider relationships would materially and adversely affect its business, operating results and financial condition.

         The Company believes that within the market niche it seeks to develop, the following known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on their net sales or revenues or income from their continuing operations will include the following: (i) the market for discounted products and services is characterized by rapid changes in participating companies, consumers and service provider requirements and preferences, new service and product introductions and evolving industry standards that could render the Company's existing service practices and methodologies obsolete; (ii) the Company's success will depend, in large part, on its ability to improve its existing services, develop new services that address the increasingly sophisticated and varied needs of the Company's clients, and respond to technological advances, emerging industry standards and practices, and competitive service offerings; and (iii) the Company may not be successful in responding quickly, cost-effectively and sufficiently to these developments. If the Company is unable, for technical, financial or other reasons, to adapt in a timely manner in response to changing market conditions or these requirements, its business, results of operations and financial condition would be materially adversely affected.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the uncertainty as to the demand for Internet virtual communities; increasing competition; the ability to hire, train and retain sufficient qualified personnel; the ability to obtain financing on acceptable terms to finance the Company's growth.

Item 4. Submission of Matters to Vote of Security Holders.

         The Company's Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission on April 12, 2000 is hereby incorporated by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       NORSTAR GROUP, INC.


                                                       By: /s/ Harry DiFrancesco
                                                          ----------------------
                                                             Harry DiFrancesco
                                                             President

                                                       Date: May 18, 2000


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.

    Signature                Position                       Date

By: /s/ Harry DiFrancesco    President and Chairman         Date: May 18, 2000
   ------------------------  of the Board
    Harry DiFrancesco

By: /s/ Andrew S. Peck       Vice President of Finance      Date: May 18, 2000
   ------------------------  Secretary and Director
    Andrew S. Peck

By: /s/ Maynard Neil Abogov  Vice President of Sales        Date: May 18, 2000
   ------------------------  and Management and Director
    Maynard Neil Abogov

By:/s/ Jerome R. Saver       Vice President of Sales        Date: May 18, 2000
   ------------------------  and Director
    Jerome R. Saver

By:/s/Jay Sanet              Vice President of              Date: May 18, 2000
   ------------------------  Corporate Development and Director
    Jay Sanet