Form 10QSB
period 2000-06-30
NORSTAR GROUP INC
filed 2000-08-14
CIK 1100356

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2000

                 Transition Report under Section 13 or 15(d) of
        The Exchange Act For the Transition Period from        to

                             Commission File Number


                               NORSTAR GROUP, INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)

                  Utah                                     59-1643698
   -----------------------------------             ---------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)


       6365 NW 6th Way, Suite 160, Fort Lauderdale, Florida       33309
       ----------------------------------------------------       -----
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

Yes [X]      No [   ]


    At August 10, 2000, there were issued and outstanding 15,493,825 shares of Common Stock.


    Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                     NorStar Group, Inc. and Subsidiaries

                                         Index to Financial Statements


                                                                                   PAGE

Part I - Financial Information

Item 1.       Financial Statements

              Report of Independent Public Accountants                              F-2

              Condensed Consolidated Balance Sheets at June 30, 2000
              (Unaudited) and December 31, 1999                                     F-3

              Condensed Consolidated Statements of Operations
              Six and Three Months Ended June 30, 2000 and 1999 (Unaudited)         F-4

              Condensed Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2000 and 1999 (Unaudited)                   F-5

              Notes to Condensed Consolidated Financial Statements                 F-6/8

Item 2.       Management's Discussion and Analysis or Plan of Operations            F-9

Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K                                       14

              Signatures                                                             15

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders
NorStar Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of NorStar Group, Inc. and Subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations for the six and three months ended June 30, 2000 and cash flows for the six months ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

The accompanying condensed consolidated statements of operations for the six and three months ended June 30, 1999 and cash flows for the six months ended June 30, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

                                                         J.H. Cohn LLP

Roseland, New Jersey
August 8, 2000

                      NorStar Group, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                 June 30, 2000 (Unaudited) and December 31, 1999





                                                                       June             December
                              Assets                                  30, 2000          31, 1999
                              ------                                 ----------       ------------
                                                                                        (Note 1)

Current assets - cash                                               $    48,496         $   179,176

Equipment, net of accumulated depreciation of $300                        3,894

Capitalized software development costs                                   70,101              44,936

Mineral rights, at estimated net realizable value                          --                  --
                                                                    -----------         -----------

          Totals                                                    $   122,491         $   224,112
                                                                    ===========         ===========


                        Liabilities and Stockholders' Equity
                        ------------------------------------

Current liabilities:
    Noninterest bearing demand notes payable to stockholders        $   113,309         $   123,309
    Accounts payable and accrued expenses                                 8,678
                                                                    -----------         -----------
          Total liabilities                                             121,987             123,309
                                                                    -----------         -----------

Commitments

Stockholders' equity:
    Class A convertible preferred stock, par value $10 per
       share; 1,000,000 shares authorized; none issued                     --                  --
    Class B preferred stock, par value $10 per share;
       1,000,000 shares authorized; none issued                            --                  --
    Common stock, par value $.01 per share; 150,000,000
       shares authorized; 15,493,825 shares issued and
       outstanding                                                      154,938             154,938
    Additional paid-in capital                                        5,410,090           5,410,090
    Accumulated deficit                                              (5,564,524)         (5,464,225)
                                                                    -----------         -----------
          Total stockholders' equity                                        504             100,803
                                                                    -----------         -----------

          Totals                                                    $   122,491         $   224,112
                                                                    ===========         ===========





See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                Six and Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)



                                                                 Six Months Ended                    Three Months Ended
                                                                     June 30,                             June 30,
                                                            ---------------------------          ---------------------------
                                                               2000            1999                 2000            1999
                                                               ----            ----                 ----            ----

Revenues                                                    $     -         $       -            $     -         $      -

                                                            -----------     ------------         ---------       ----------
Operating expenses:
    Selling                                                       7,485            2,447             4,116            1,418
    General and administrative                                   92,814        1,190,408            70,758          266,498
                                                            -----------     ------------         ---------       ----------
        Totals                                                  100,299        1,192,855            74,874          267,916
                                                            -----------     ------------         ---------       ----------

Net loss                                                      $(100,299)     $(1,192,855)         $(74,874)       $(267,916)
                                                             ==========        =========        ==========        =========

Basic net loss per common share                                   $(.01)           $(.17)          $(  -  )           $(.03)
                                                             ==========        =========        ==========        =========
Basic weighted average common
    shares outstanding                                       15,493,825        7,195,944        15,493,825        9,296,062
                                                             ==========        =========        ==========        =========









See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)





                                                                              2000              1999
                                                                          -----------         -----------
Operating activities:
     Net loss                                                             $  (100,299)        $(1,192,855)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Services, compensation and other expenses paid
           through the issuance of common stock                                                 1,177,168
        Depreciation                                                              300
        Changes in operating assets and liabilities - accounts
           payable and accrued expenses                                         8,678                (959)
                                                                          -----------         -----------
               Net cash used in operating activities                          (91,321)            (16,646)
                                                                          -----------         -----------

Investing activities:
     Software development costs capitalized                                   (25,165)
     Purchase of equipment                                                     (4,194)
                                                                          -----------
               Net cash used in investing activities                          (29,359)
                                                                          -----------

Financing activities:
     Proceeds from issuance (repayments) of notes payable
        to stockholders                                                       (10,000)             15,200
     Net proceeds from issuance of common stock                                                     2,500
                                                                          -----------         -----------
               Net cash provided by (used in) financing activities            (10,000)             17,700
                                                                          -----------         -----------

Net increase (decrease) in cash                                              (130,680)              1,054

Cash, beginning of period                                                     179,176                  -
                                                                          -----------         -----------

Cash, end of period                                                       $    48,496         $     1,054
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













See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Unaudited interim financial statements:

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of NorStar Group, Inc. and its subsidiaries (the "Company") as of June 30, 2000, and their results of operations for the six and three months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

               The results of the Company's operations for the six and three months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

               As of June 30, 2000, the Company had not generated significant revenues on a sustained basis, and its operations had generated losses and cash flow deficiencies from its inception, although a substantial portion of the losses was attributable to noncash charges for the fair value of shares issued for services, compensation and other expenses. As of June 30, 2000, the Company had a working capital deficiency of approximately $73,500; however, the Company had a cash balance of $48,496 and its only significant current liabilities were attributable to noninterest bearing demand notes payable to its stockholders which had an aggregate balance of $113,309. Management is attempting to obtain additional financing for the Company to enable it to fully develop its web services as initially planned through the issuance of equity securities, loans from financial institutions and/or strategic alliances. Management believes, but cannot assure, that the Company's stockholders will not require the repayment of the demand notes and that the Company will be able to continue to operate on at least a limited basis during the year ending June 30, 2001 without any additional financing. However, if the Company is not able to obtain additional financing, its operations may have to be curtailed during that period and, eventually, it may not be able to continue to operate.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 2 - Earnings (loss) per common share:

               As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because (i) the Company had net losses for the six and three months ended June 30, 2000 and, accordingly, the assumed effects of the exercise of options granted in April 2000 (see Note 5 herein) would have been anti-dilutive and (ii) the Company did not have any potentially dilutive common shares outstanding during the six and three months ended June 30, 1999.

Note 3 - Income taxes:

               As of June 30, 2000, the Company had net operating loss carryforwards of approximately $5,565,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,226,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2000.

               The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 1999. As a result of the increases in the valuation allowance of $40,000 and $477,000 during the six months ended June 30, 2000 and 1999, respectively, and $30,000 and $107,000 during the three months ended June 30, 2000 and 1999, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 4 - Stock option plan:

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

               As of August 8, 2000, no stock options had been awarded under the Plan.

Note 5 - Commitments:

               Software development contracts:
                  During the six months ended June 30, 2000, the Company entered into contracts which obligate it to make payments aggregating approximately $1,100,000 for services to be rendered subsequent to June 30, 2000 in connection with the on-going development of its web service.

               Employment agreements:
                  On April 17, 2000, the Company entered into agreements with three consultants that will expire on April 17, 2001. Under these agreements, the consultants will, among other things, assist the Company in finding businesses located primarily in England, other European countries and the Northeastern section of the United States that will advertise in and/or link to the Company's online community. The three consultants received options to purchase a total of 1,300,000 shares of the Company's common stock that will be exercisable at $.40 per share at any time during the term of the consulting agreements as consideration for their services.

                  The Company did not record any compensation expense in connection with the issuance of the options to the consultants because the estimated aggregate value of the options determined by the Company using a fair value based method of accounting for stock options, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was not material.

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

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX AND THREE MONTHS ENDED JUNE 30, 1999


         The Company had no revenues for the six and three months ended June 30, 2000 or the six and three months ended June 30, 1999. The Company does not expect any revenues until the beginning of its fourth quarter when it expects its game rooms and virtual reality chat rooms to be completed. The Company expects revenues to primarily consist of advertising sales, pay-per-view usage fees and annual membership fees for joining the Company's network. The cost for an annual family member ship is $120. Selling, general and administrative expenses decreased from $1,192,855 to $100,299 and from $267,916 to $74,874 for the six and three months ended June 30, 1999 as compared to the six and three month months ended June 30, 2000, respectively. This decrease was attributable to $1,177,168 and $258,000 of non-cash charges resulting from the issuance of shares of common stock for services during the six and three months ended June 30, 1999, respectively as oppose to none for the six and three months ended June 30, 2000. As a result, the Company's net loss for the six and three months ended June 30, 2000, decreased in line with the selling general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had cash of $48,496 as compared to working capital of $179,176 at December 31, 1999. This decrease in cash is a result of selling, general and administrative expenses as well as software development costs. Recently, the Company's only source of cash has been proceeds received from the issuance of its shares of common stock. In July 1999, the Company issued 4,400,000 shares of common stock for $550,000 in cash.

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

         During the six months ended June 30,2000, the Company entered into contracts obligated it to expend approximately $1,100,000 for services rendered in connection with the on-going development of its web services. In addition, the Company's current sources of liquidity and cash are insufficient to satisfy its cash need through the next twelve months. The Company will require additional capital to fund its operations and pursue its business strategies. The Company expects to raise or obtain additional capital through the sale of securities and through the exercise of outstanding options. There can be no assurance that additional financing will be available. If adequate funds are not available, there will be a material adverse effect on the Company's business and financial conditions.

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

PART II - OTHER INFORMATION

         Item 1.           Legal proceedings

                           None.

         Item 2.           Changes in Securities

                           None.

         Item 3.           Default in Senior Securities

                           None.

         Item 4.           Submission of Matters to a Vote of Security Holders

                           None.

         Item 5.           Other Information

                           None.

         Item 6.           Exhibits and Reports on Form 8-K

                           (a) Exhibits:  Exhibit 27.1 Financial Data Schedule.
                           (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended June 30, 2000.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       NORSTAR GROUP, INC.


                                                       By: /s/ Harry DiFrancesco

                                                             Harry DiFrancesco
                                                             President

                                                       Date: August 14, 2000


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.


    Signature               Position                     Date

By: /s/                   President and Chairman       Date: August 14, 2000
   ---------------------   of the Board
    Harry DiFranceco


By: /s/                   Vice President of Finance    Date: August 14, 2000
   ---------------------   Secretary and Director
    Andrew S. Peck


By: /s/                   Vice President of Sales      Date: August 14, 2000
   ---------------------   and Management and Director
    Maynard Neil Abogov


By:/s/                     Vice President of           Date: August 14, 2000
                           Corporate Development and Director
       Jay Sanet