Form 10QSB
period 2000-09-30
NORSTAR GROUP INC
filed 2000-11-14
CIK 1100356

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
               THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

                             COMMISSION FILE NUMBER


                               NORSTAR GROUP, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              UTAH                                                59-1643698
              ----                                                ----------
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

           6365 NW 6TH WAY, SUITE 160, FORT LAUDERDALE, FLORIDA 33309
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 772-0240

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [  ]


    At November 10, 2000, there were issued and outstanding 15,493,825 shares of Common Stock.


    Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      NorStar Group, Inc. and Subsidiaries



                          Index to Financial Statements


                                                                                           PAGE
Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at September 30, 2000
              (Unaudited) and December 31, 1999                                             F-2

              Condensed Consolidated Statements of Operations
              Nine and Three Months Ended September 30, 2000 and 1999 (Unaudited)           F-3

              Condensed Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2000 and 1999 (Unaudited)                     F-4

              Notes to Condensed Consolidated Financial Statements                        F-5/7

Item 2.       Management's Discussion and Analysis or Plan of Operations                    F-8

Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K                                               13

              Signatures                                                                     14

                      NorStar Group, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
              September 30, 2000 (Unaudited) and December 31, 1999

                                                                          September           December
                              Assets                                       30, 2000           31, 1999
                                                                         -----------         -----------
                                                                                              (Note 1)
Current assets - cash                                                    $    17,202         $   179,176

Equipment, net of accumulated depreciation of $450                             3,744

Capitalized software development costs                                        70,215              44,936

Mineral rights, at estimated net realizable value                               --                  --
                                                                         -----------         -----------
          Totals                                                         $    91,161         $   224,112
                                                                         ===========         ===========


                Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
    Noninterest bearing demand notes payable to stockholders             $   113,809         $   123,309
    Accounts payable and accrued expenses                                     13,674
                                                                         -----------         -----------
          Total liabilities                                                  127,483             123,309
                                                                         -----------         -----------
Commitments

Stockholders' equity (deficiency):
    Class A convertible preferred stock, par value $10 per
       share; 1,000,000 shares authorized; none issued                          --                  --
    Class B preferred stock, par value $10 per share;
       1,000,000 shares authorized; none issued                                 --                  --
    Common stock, par value $.01 per share; 150,000,000
       shares authorized; 15,493,825 shares issued and
       outstanding                                                           154,938             154,938
    Additional paid-in capital                                             5,410,090           5,410,090
    Accumulated deficit                                                   (5,601,350)         (5,464,225)
                                                                         -----------         -----------
          Total stockholders' equity (deficiency)                            (36,322)            100,803
                                                                         -----------         -----------
          Totals                                                         $    91,161         $   224,112
                                                                         ===========         ===========

           See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
             Nine and Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                Nine Months Ended                       Three Months Ended
                                                  September 30,                           September 30,
                                       ---------------------------------         ---------------------------------
                                           2000                 1999                 2000                 1999
                                       ------------         ------------         ------------         ------------
Revenues                               $       --           $       --           $       --           $       --
                                       ------------         ------------         ------------         ------------

Operating expenses:
    Selling                                  10,623               11,944                3,138                9,497
    General and administrative              126,502            2,131,903               33,688              941,495
                                       ------------         ------------         ------------         ------------
        Totals                              137,125            2,143,847               36,826              950,992
                                       ------------         ------------         ------------         ------------

Net loss                               $   (137,125)        $ (2,143,847)        $    (36,826)        $   (950,992)
                                       ============         ============         ============         ============


Basic net loss per common share        $       (.01)        $       (.22)        $      ( - )         $       (.06)
                                       ============         ============         ============         ============

Basic weighted average common
    shares outstanding                   15,493,825            9,659,329           15,493,825           15,493,825
                                       ============         ============         ============         ============

           See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)



                                                                             2000                1999
                                                                          -----------         -----------
Operating activities:
     Net loss                                                             $  (137,125)        $(2,143,847)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Services, compensation and other expenses paid
           through the issuance of common stock                                                 2,079,225
        Depreciation                                                              450
        Changes in operating assets and liabilities - accounts
           payable and accrued expenses                                        13,674                (959)
                                                                          -----------         -----------
               Net cash used in operating activities                         (123,001)            (65,581)
                                                                          -----------         -----------
Investing activities:
     Software development costs capitalized                                   (25,279)            (28,823)
     Purchase of equipment                                                     (4,194)
                                                                          -----------         -----------
               Net cash used in investing activities                          (29,473)            (28,823)
                                                                          -----------         -----------
Financing activities:
     Proceeds from issuance of notes payable to stockholders                      500
     Repayments of notes payable to stockholders                              (10,000)            (33,072)
     Net proceeds from issuance of common stock                                                   550,000
                                                                          -----------         -----------
               Net cash provided by (used in) financing activities             (9,500)            516,928
                                                                          -----------         -----------
Net increase (decrease) in cash                                              (161,974)            422,524

Cash, beginning of period                                                     179,176                --
                                                                          -----------         -----------
Cash, end of period                                                       $    17,202         $   422,524
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

           See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Unaudited interim financial statements:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of NorStar Group, Inc. and its subsidiaries (the "Company") as of September 30, 2000, and their results of operations for the nine and three months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

         The results of the Company's operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

         As of September 30, 2000, the Company had not generated significant revenues on a sustained basis, and its operations had generated losses and cash flow deficiencies from its inception, although a substantial portion of the losses was attributable to noncash charges for the fair value of shares issued for services, compensation and other expenses. As of September 30, 2000, the Company had a working capital deficiency of approximately $110,000; however, the Company had a cash balance of $17,202 and its only significant current liabilities were attributable to noninterest bearing demand notes payable to its stockholders which had an aggregate balance of $113,809. Management is attempting to obtain additional financing for the Company to enable it to fully develop its web services as initially planned through the issuance of equity securities, loans from financial institutions and/or strategic alliances. Management believes, but cannot assure, that the Company's stockholders will not require the repayment of the demand notes and that the Company will be able to continue to operate on at least a limited basis during the year ending September 30, 2001 without any additional financing. However, if the Company is not able to obtain additional financing, its operations may have to be curtailed during that period and, eventually, it may not be able to continue to operate.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 2 - Earnings (loss) per common share:

         As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because (i) the Company had net losses for the nine and three months ended September 30, 2000 and, accordingly, the assumed effects of the exercise of options granted in April 2000 (see Note 5 herein) would have been anti-dilutive and (ii) the Company did not have any potentially dilutive common shares outstanding during the nine and three months ended September 30, 1999.


Note 3 - Income taxes:

         As of September 30, 2000, the Company had net operating loss carryforwards of approximately $5,601,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,240,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2000.

         The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 1999. As a result of the increases in the valuation allowance of $54,000 and $858,000 during the nine months ended September 30, 2000 and 1999, respectively, and $14,000 and $38,000 during the three months ended September 30, 2000 and 1999, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations.

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

         As of November 9, 2000, no stock options had been awarded under the Plan.


Note 5 - Commitments:

         Software development contracts:

         During the nine months ended September 30, 2000, the Company entered into contracts which obligate it to make payments aggregating approximately $1,100,000 for services to be rendered subsequent to September 30, 2000 in connection with the on-going development of its web service.

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

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999

         The Company had no revenues for the nine and three months ended September 30, 2000 or the nine and three months ended September 30, 1999. The Company does not expect any revenues until the beginning of its first quarter of 2001 when it expects its game rooms and virtual reality chat rooms to be completed. The Company expects revenues to primarily consist of advertising sales, pay-per-view usage fees and annual membership fees for joining the Company's network. The cost for an annual family member ship is $120. Selling, general and administrative expenses decreased from $2,143,847 to $137,125 and from $950,992 to $36,826 for the nine and three months ended September 30, 1999 as compared to the nine and three month months ended September 30, 2000, respectively. This decrease was attributable to $2,079,225 and $902,057 of non-cash charges resulting from the issuance of shares of common stock for services during the nine and three months ended September 30, 1999, respectively as oppose to none for the nine and three months ended September 30, 2000. As a result, the Company's net loss for the nine and three months ended September 30, 2000, decreased in line with the selling general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had cash of $17,202 as compared to $179,176 at December 31, 1999. This decrease in cash is a result of selling, general and administrative expenses as well as software development costs. Recently, the Company's only source of cash has been proceeds received from the issuance of its shares of common stock. In July 1999, the Company issued 4,400,000 shares of common stock for $550,000 in cash.

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

         During the nine months ended September 30,2000, the Company entered into contracts obligated it to expend approximately $1,100,000 for services rendered in connection with the on-going development of its web services. In addition, the Company's current sources of liquidity and cash are insufficient to satisfy its cash need through the next twelve months. The Company will require additional capital to fund its operations and pursue its business strategies. The Company expects to raise or obtain additional capital through the sale of securities and through the exercise of outstanding options. There can be no assurance that additional financing will be available. If adequate funds are not available, there will be a material adverse effect on the Company's business and financial conditions.

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

                           None.

         Item 5.           Other Information

                           None.

         Item 6.           Exhibits and Reports on Form 8-K

                           (a) Exhibits: Exhibit 27.1 Financial Data Schedule.
                           (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 2000.

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

                                                       Date: November 14, 2000


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.

       Signature                        Position                          Date
       ---------                        --------                          ----
By: /s/Harry DiFrancesco        President and Chairman          Date: November 14, 2000
   ------------------------     of the Board
    Harry DiFrancesco


By: /s/Andrew S. Peck           Vice President of Finance       Date: November 14, 2000
   ------------------------     Secretary and Director
    Andrew S. Peck


By: /s/Maynard Neil Abogov      Vice President of Sales         Date: November 14, 2000
   ------------------------     and Management and Director
    Maynard Neil Abogov


By:/s/ Jay Sanet                Vice President of               Date: November 14, 2000
   ------------------------     Corporate Development and
       Jay Sanet                Director