Form 10KSB40
period 2000-12-31
NORSTAR GROUP INC
filed 2001-03-28
CIK 1100356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 0-28399

                              NORSTAR GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        UTAH                                              59-1643698
          (STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

 6365 NW 6TH WAY, SUITE 160, FT. LAUDERDALE FLORIDA                          33309
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

       Registrant's telephone number, including area code: (954) 772-0240

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

               TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                       -----------------------------------------
                      NONE                                                  N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON SHARES, PAR VALUE $0.01 PER SHARE
                                (TITLE OF CLASS)
                          CUMULATIVE PREFERRED SHARES
                               CLASS A PREFERRED
                               CLASS B PREFERRED

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     As of March 22, 2001, 18,743,825 shares of NorStar Group, Inc. common stock were outstanding. The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Over-the-Counter Bulletin Board was $2,999,012 as of March 22, 2001.

     Included in this computation are shares held by directors and executive officers of the Company and their associates as a group. Such inclusion does signify that members of this group are "affiliates" of or controlled by the Company.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I..................................................................    2
  Item 1.   Business....................................................    2
            (b) Business of the Company.................................    2
            (i)  Membership.............................................    2
            (ii) Providers..............................................    2
            (iii) Market Overview.......................................    3
            (iv) Summary of Product Research and Development............    3
  Item 2.   Properties..................................................    3
  Item 102  (a) 1. Small Business Issuer engaged in significant mining
            operations:.................................................    4
  Item 3.   Legal Proceedings...........................................    5
  Item 4.   Submission of Matters to a Vote of Security Holders.........    5
PART II.................................................................    6
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    6
  Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    6
  Item 7.   Financial Statements........................................    8
  Item 8.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................    8
PART III................................................................    9
  Item 9.   Directors and Executive Officers of the Registrant..........    9
  Item 10.  Executive Compensation......................................   10
  Item 11.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   10
  Item 12.  Certain Relationships and Related Transactions..............   11
  Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   11
SIGNATURES..............................................................   12

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

     (b) Business of the Company:

     The business of NorStar is an Internet online-community of "One Stop Shopping" for products, entertainment, education and business services from a network of providers. NorStar's portal provides the subscriber/member with access to several web browsers, a directory of thousands of stores, an Internet shopping mall, three dimensional virtual reality chat rooms, telephone chat, forums, game rooms, a virtual reality dating service, virtual reality business conference rooms using virtual reality chat room technology, specialty advertising rooms with virtual reality activities, and global e-mail service which can be accessed through the web anywhere in the world.

     (i) Membership:

     NorStar offers membership to the 100 million consumers who currently have, or who will have some form of access to the Internet. Consumers subscribing to NorStar's network are offered discounts for products and services through the Company's provider network. NorStar's strategy is to address the trend toward rising out of pocket costs by bringing together a provider network that offers quality products and services at reduced prices. The Company believes that by having access to an extensive multi-service provider network in a region its members will be able to receive quality services and products at less than market prices. As a result, NorStar believes that it can establish a market niche where the discounts obtained by the membership will far outweigh the cost of membership to join the NorStar network. The cost for annual family membership is $120.00. NorStar discounts are designed not to be related in any way to the dollar amount of purchases, volume of buying or products so members will not be subject to any minimum requirements or other restrictions. The member is simply being provided these programs based on the willingness of service and product providers to offer their services and products to customers of the Company at a discount.

     (ii) Providers:

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

     (iii) Market Overview:

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

     (iv) Summary of Product Research and Development:

     NorStar's publicly announced new product and service includes the Cybervisor(TM) which is still in the research and development stage. NorStar filed a Trademark Application for The "Cybervisor(TM)" a head mounted display unit with related hardware and software INT. Class: 009 The mark consists of text letters (the Cybervisor) Serial number 75/710459. NorStar announced that its Cybervisor(TM) IPD (Interactive Personal Display) unit will be offered in the marketplace for home, business and school use. NorStar plans to introduce three IPD models: The Cybervisor(TM), The Super Cybervisor(TM), and the Cybervisor Jr.(TM) In addition, NorStar has completed development of a new Web based community called "VeeAreCity.Com". VeeAreCity.Com, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("VeeAreCity") owns and will operate the Web site. The physical tooling developed for the VeeAreCity Head Mounted Display ("HMD") appearance will be owned by VeeAreCity. The tooling for the HMD will be located at Interactive Imaging Systems ("IIS"), the manufacturer. As a significant portion of this HMD design is based on proprietary IIS technology, IIS will retain the rights, title and ownership to this technology. In the event IIS is unable or unwilling to manufacture the HMD, VeeAreCity will be granted certain rights to have the product manufactured by a mutually agreed upon third party, at the anticipated volume levels of 100,000 units/year. IIS estimates that it will be able to manufacture the HMD for VeeAreCity at a per unit cost of approximately $200. This price is subject to change up or down based on the final product specifications. NorStar also plans to begin construction of its "Cybernizer" a web pager. In addition, the Cybernizer will be a Internet navigation tool that will include such features as voice chat and instant access to all major search engines. The estimated cost for the development of this project is between $900,000 and $1.1 million. The source for funding the research and development of this project will come from additional equity and/or debt financing. No assurance can be given that the Company will raise the necessary capital to complete this project, or if completed that it will be accepted in the marketplace.

     NorStar has awarded distributorship agreements totaling $451 million of product to be developed over five years.

     NorStar has spent an immaterial amount during the last two fiscal years on research and development activities.

     NorStar employs seven full time employees, four of whom serve as Officers and Directors of NorStar and two clerical personnel.

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

  Claim Location

     The seventeen (17) unpatented claims are located 180 miles north of Las Vegas, Nevada on state Highway 95 to Lida Junction, south to Gold Point then south by southeast approximately 8 miles. The claims are situated in Township 8S, Range 41, Sections 11, 14, and 22. The Eastern Group (7 claims) is located at the elevation of 6,500 to 7,000 feet and is the most mountainous area. The Western Group (10 claims) is located on a gentle rolling terrain for the most part. In either case walking is the only way to gain access to the greatest portion of the claims.

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

---------------

* The aforementioned investments in gold mining are for investment purposes only and should not be construed as the core business or core business activity of NorStar.

     The recovery cost for strip mining and heap leach is about $180 per ounce. Custom milling would run approximately $220 per ounce. A mining operation is deemed feasible particularly since the ore is not complex.

ITEM 3.  LEGAL PROCEEDINGS

     NorStar was not involved in any legal proceedings as of December 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of NorStar Group, Inc. during the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     NorStar's common stock is currently traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "NSTG."

     The following table indicates the high and low bid sales prices for the equity for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included are as follows:

YEAR                   QUARTER    HIGH BID    LOW BID
----                   -------    --------    -------
1999.................    1st       15/16        1/4
1999.................    2rd       13/16       0.20
1999.................    3rd       13/16       0.20
1999.................    4th        7/16       0.24

YEAR                   QUARTER    HIGH BID    LOW BID
----                   -------    --------    -------
2000.................    1st        0.77       0.47
2000.................    2nd        0.49       0.26
2000.................    3rd        0.37       0.24
2000.................    4th        0.57       0.13

     (b) Holders

     As of March 19, 2001, the approximate number of shareholders of record of NorStar Common Stock is 253. This information was obtained from the Company's transfer agent.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion regarding NorStar and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. Such statements consists of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof of other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. NorStar does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of NorStar over time means that actual events are bearing out as estimated in such forward looking statements.

OVERVIEW

     NorStar Group, Inc. was originally incorporated in the State of Utah in March 1961 as Florist Accounting Services, Inc., a finance company that was primarily engaged in factoring accounts receivables for florists in Utah. The Company was unable to develop a profitable operation and became inactive until April 1992. During the period from April, 1992 through December 31, 2000 the Company acquired and/or began to develop and dispose of, several businesses and certain other investments. In 1998, the Company began the development of its Internet business which involves the creation of a portal to a cyber-city, an on-line community of "One Stop Shopping for products, entertainment, education and business services. The on-line community is being developed through VeeAreCity and the Burbs. The portal is designed to provide subscriber/member with access to several web browsers, a directory to thousands of stores, three dimensional virtual reality ("VR") chat rooms, forums and game rooms, a VR dating service, VR business conference room, specialty advertising rooms with VR activities and global e-mails. The Company also holds mineral rights attributable to 17 claims that were acquired for gold mines located in the Gold Mountain mining district of Esmeralda County Nevada. However, management does not expect mining operations to become one of the Company's core businesses.

RESULTS OF OPERATIONS:

  Year ended December 31, 2000 as compared to Year Ended December 31, 1999.

     During the year ended December 31, 2000, the Company's operating expenses decreased by approximately $1,753,000 to approximately $551,000 from approximately $2,304,000 for the year ended December 31, 1999. The primary cause of the decrease was non-cash charges resulting from the issuance of shares of common stock for services. During 1999, the Company issued 6,701,500 shares of common stock for services having a fair market value of $2,079,225 on the date of issuance as compared to only 2,050,000 shares of common stock having a fair value of $264,000 being issued for services in 2000.

     On April 17, 2000, the Company entered into agreements with three consultants that will expire on April 17, 2001. Under these agreements, the consultants will, among other things, assist the Company in finding businesses located primarily in England, other European countries and the Northeastern section of the United States of America that will advertise in and/or link to the Company's online community. The three consultants received options to purchase a total of 1,300,000 shares of the Company's common stock that will be exercisable at $.40 per share at any time during the term of the consulting agreements as consideration for their services.

     The aggregate fair value of the options granted to the consultants of $377,000 as of the date of grant, as determined based on the Black-Scholes option-pricing model, was recorded as unearned compensation, which will be amortized to expense over the periods in which the related services are rendered, as required by generally accepted accounting principles in the United States of America.

     During 2000, approximately $236,000 of amortization relating to the unearned compensation was recorded in the Company's operating expenses. The balance of the operating expenses during 2000 was less than 1999 mainly due to reduced professional fees which were incurred in the prior year when the Company prepared, and filed with the Securities and Exchange Commission, its Registration Statement on Form 10-SB to enable its shares to be traded on the OTCBB.

     As a result of the above, the Company incurred a loss of approximately $551,000 for 2000 as compared to approximately $2,304,000 for 1999, a decrease of $1,753,000.

  (a) Liquidity and Capital Resources

     NorStar's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. As shown in the consolidated financial statements, the Company incurred net losses of approximately $551,000 and $2,304,000 in 2000 and 1999, respectively, although a substantial portion of the losses was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of December 31, 2000, the Company had a cash balance of only $17,000, a working capital deficiency of approximately $48,000 and an accumulated deficit of $6,015,000. Management believes that the Company will continue to incur net losses through at least December 31, 2001 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     Management is attempting to obtain additional financing for the Company through the issuance of equity securities, loans from financial institutions and/or agreements with strategic partners. However, management cannot assure that the Company will be able to sell equity securities, obtain loans from financial institutions and/or form strategic alliances that will generate financing on acceptable terms. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some or all of its operations.

     During the years ended December 31, 2000 and 1999, the Company sold 1,200,000 and 4,427,500 shares of common stock and received net proceeds of approximately $144,000 and $552,500 respectively. During the years ended December 31, 2000 and 1999, the Company was able to satisfy certain obligations to professionals, consultants and employees by the issuance of shares of common stock for services performed. The Company issued 2,050,000 and 6,701,500 shares of common stock for such services having a fair value of approximately $264,000 and $2,079,225 respectively, for the years ended December 31, 2000 and 1999.

     We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates and usage fees reflect increases in costs due to inflation.

     The Company believes the following trends, events and uncertainties could have a material impact on their short-term and/or long-term liquidity. The market for Internet discount services and product programs is relatively new and is evolving rapidly. NorStar's future growth is dependent upon its ability to create, develop and distribute programs that are accepted by its clients as an integral part of their business model for communicating with their targeted audiences. Demand and market acceptance of discount products and service programs is dependent upon a number of factors, including the growth in consumer access to and acceptance of these programs, the willingness of service and product providers to offer their services and products to customers of NorStar at a discount, and NorStar's ability to develop and maintain distribution channels to sell memberships to consumers. The failure of providers or consumers to participate in NorStar's programs or substantial increases in the adequacy or availability of other programs could have a material and adverse impact on NorStar's business, operating results and financial condition. In addition, NorStar does not have long term contracts and needs to establish relationships with new vendors. As a result, providers of discounted services or products to NorStar's members may unilaterally reduce the scope of, or terminate their relationships with NorStar. The termination of NorStar's business relationship or a material reduction in the availability of services or products from any of NorStar's significant providers or networks thereof or NorStar's failure to develop significant new provider relationships would materially and adversely affect its business, operating results and financial condition.

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

ITEM 7.  FINANCIAL STATEMENTS

     Our Consolidated Balance Sheet as of December 31, 2000 and our Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years ended December 31, 2000 and 1999, together with the reports of J.H. COHN LLP, Independent Public Accountants, begin on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                 AGE        TITLE           DIRECTORSHIP          FIVE YEARS BUSINESS EXPERIENCE
----                 ---   ----------------  ------------------  -----------------------------------------
Harry F.             74    President         Chairman of Bd*     In 1965 Mr. DiFrancesco was Chairman, CEO
  DiFrancesco                                                    and President of DiFrancesco Construction
                                                                 Company. From 1970 to 1975, Mr.
                                                                 DiFrancesco established and operated a
                                                                 shoe manufacturing company in Brazil.
                                                                 From 1979 to 1988, Mr. DiFrancesco was
                                                                 Chairman of the Board of International
                                                                 Jewelry Manufacturing Corp. an importer
                                                                 and wholesaler of diamonds. Mr.
                                                                 DiFrancesco has more than 40 years of
                                                                 business experience in real estate
                                                                 development, importing and jewelry
                                                                 manufacturing and sales

Andrew S. Peck       55    V.P. of Finance   Dir. & Secretary*   Since 1990, Mr. Peck has served as
                                                                 President and Senior Financial Specialist
                                                                 for Financial Support Services, Inc. Mr.
                                                                 Peck has more than 20 years of experience
                                                                 in corporate finance, planning, project
                                                                 analysis and systems development.

Maynard Neil Aboguv  56    VP of Sales Mgmt  Director*           Mr. Aboguv has over 15 years of
                                                                 experience as a sales representative and
                                                                 manager for various companies
                                                                 representing several industries.

Jay Sanet            50    V.P. Corp Dev.    Director*           Mr. Sanet has served as a Director since
                                                                 December, 1998. From 1996 to 1998, Mr.
                                                                 Sanet was a branch manager for First
                                                                 National Equity Group. In 1995 Mr. Sanet
                                                                 was a branch manager for Vision
                                                                 Investment Group. From 1994 to 1995 Mr.
                                                                 Sanet was a registered representative for
                                                                 Myers, Pollack & Robin. He actively
                                                                 assists the Company in identifying and
                                                                 exploring merger candidates.

---------------
* Each Director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

     The directors of NorStar hold no other directorship in any other reporting company. NorStar does not have anyone that it would classify as a significant employee. There are no family relationships among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

     The Company intends to file with the Commission a definitive proxy statement for the 2001 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2000 or a later date to be determined by the Board of Directors of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the annual and long-term compensation for services as officers to the Company for the fiscal year ended December 31, 2000.

FISCAL       NAME OF            CAPACITY IN        SALARIES, FEES                DEFERRED      SHARES OF
YEAR       INDIVIDUAL           WHICH SERVED       & COMMISSIONS    BONUSES    COMPENSATION   COMMON STOCK
------  -----------------   --------------------   --------------   --------   ------------   ------------
1999    Harry               Pres. & Dir                $0.00                                   1,000,000
        DiFrancesco*
        Jay Sanet*          V.P. & Dir                 $0.00                                     100,000
        Andrew S. Peck*     Sect, Treas. & Dir         $0.00                                     100,000
        Jerry R. Saver*     V.P. Asst Sect & Dir       $0.00                                      25,000
        Maynard N. Abguv*   V.P. & Dir                 $0.00                                      50,000

2000    Harry               Pres. & Dir                $0.00                                   1,000,000
        DiFrancesco*
        Jay Sanet*          V.P. & Dir                 $0.00                                     100,000
        Andrew S. Peck*     Sect, Treas. & Dir         $0.00                                     100,000
        Maynard N. Abguv*   V.P. & Dir                 $0.00                                      50,000

2001    Harry               Pres. & Dir                $0.00                                          **
        DiFrancesco*
        Jay Sanet*          V.P. & Dir                 $0.00                                          **
        Andrew S. Peck*     Sect, Treas. & Dir         $0.00                                          **
        Maynard N. Abguv*   V.P. & Dir                 $0.00                                          **

---------------
 * The Company has paid no compensation to any of its named executive officers and directors. In lieu of compensation the officers and directors received shares of NorStar Common Stock.

** The level of compensation for the Company's named executive officers and directors will be determined following the next shareholders meeting of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (b) Security Ownership of Management

                      NAME AND ADDRESS           AMOUNT AND NATURE      PERCENTAGE OF
TITLE OF CLASS      OF BENEFICIAL OWNERS      OF BENEFICIAL OWNERSHIP       CLASS
--------------  ----------------------------  -----------------------   -------------
Common Stock    Harry F. DiFrancesco             1,500,000 shares            9.7%
                6365 N.W. 6th Way, Suite 160
                Fort Lauderdale, Fl 33309
Common Stock    Andrew Peck                               200,000           1.29%
                6365 N.W. 6th Way, Suite 160
                Fort Lauderdale, Fl 33309
Common Stock    Jay Sanet                                 125,000             .8%
                6365 N.W. 6th Way, Suite 160
                Fort Lauderdale, Fl 33309
Common Stock    Maynard Neil Aboguv                        50,000             .3%
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

  (b) Certain Business Relationships:

     None

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The exhibits listed below are incorporated by reference as previously filed with the Form 10-SB:

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
3.1        Articles of Incorporation as filed with the Utah Secretary of State
3.1(i)     By-laws
3.1(ii)    Specimen Stock Certificate
4(a)       Certificate of Existence and Good Standing Status
4(b)       Certificate to do business as a Foreign Corporation in the
           State of Florida

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NORSTAR GROUP, INC.
                                            (Registrant)

                                          By:     /s/ HARRY DIFRANCESCO
                                            ------------------------------------
                                            Harry DiFrancesco, President and
                                            Chairman of the Board

Date March 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 28th day of March 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                /s/ HARRY DIFRANCESCO                  President and Chairman of the Board
-----------------------------------------------------
                  Harry DiFrancesco

                 /s/ ANDREW S. PECK                    Vice President of Finance, Director and
-----------------------------------------------------  Secretary
                   Andrew S. Peck

                    /s/ JAY SANET                      Vice President Corporate Development, Director
-----------------------------------------------------
                      Jay Sanet

               /s/ MAYNARD NEIL ABOGUV                 Vice President Sales Management, Director
-----------------------------------------------------
                 Maynard Neil Aboguv

                      NORSTAR GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                                ------
Report of Independent Public Accountants....................     F-2
Consolidated Balance Sheet December 31, 2000................     F-3
Consolidated Statements of Operations Years Ended December       F-4
  31, 2000 and 1999.........................................
Consolidated Statements of Stockholders' Equity Years Ended      F-5
  December 2000 and 1999....................................
Consolidated Statements of Cash Flows Years Ended December       F-6
  31, 2000 and 1999.........................................
Notes to Consolidated Financial Statements..................    F-7/12

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
NorStar Group, Inc.

     We have audited the accompanying consolidated balance sheet of NorStar Group, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorStar Group, Inc. and Subsidiaries as of December 31, 2000, and their results of operations and cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring losses, its operating activities have also been using cash and it had a working capital deficiency and an accumulated deficit as of December 31, 2000. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                          J.H. COHN LLP

Roseland, New Jersey
March 8, 2001

                      NORSTAR GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000

                                 ASSETS
Current assets -- cash......................................  $    17,483
Equipment, net of accumulated depreciation of $699..........        3,495
Capitalized web site development costs......................      238,391
Mineral rights, at estimated net realizable value...........           --
                                                              -----------
          Total.............................................  $   259,369
                                                              ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -- accounts payable and accrued
  expenses..................................................  $    65,629
                                                              -----------
Commitments and contingencies
Stockholders' equity:
  Class A convertible preferred stock, par value $10 per
     share; 1,000,000 shares authorized; none issued........           --
  Class B preferred stock, par value $10 per share;
     1,000,000 shares authorized; none issued...............           --
  Common stock, par value $.01 per share; 150,000,000 shares
     authorized; 18,743,825 shares issued and outstanding...      187,438
  Additional paid-in capital................................    6,162,590
  Accumulated deficit.......................................   (6,014,913)
  Unearned compensation.....................................     (141,375)
                                                              -----------
          Total stockholders' equity........................      193,740
                                                              -----------
          Total.............................................  $   259,369
                                                              ===========

                See Notes to Consolidated Financial Statements.

                      NORSTAR GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 2000           1999
                                                              -----------    -----------
Revenues....................................................  $        --    $        --
                                                              -----------    -----------
Operating expenses:
  Selling...................................................      289,995         23,014
  General and administrative................................      260,693      2,281,034
                                                              -----------    -----------
          Totals............................................      550,688      2,304,048
                                                              -----------    -----------
Net loss....................................................  $  (550,688)   $(2,304,048)
                                                              ===========    ===========
Basic net loss per common share.............................  $      (.03)   $      (.21)
                                                              ===========    ===========
Basic weighted average common shares outstanding............   15,777,295     11,129,941
                                                              ===========    ===========

                See Notes to Consolidated Financial Statements.

                      NORSTAR GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                    COMMON STOCK
                                ---------------------   ADDITIONAL
                                NUMBER OF                PAID-IN     ACCUMULATED     UNEARNED
                                  SHARES      AMOUNT     CAPITAL       DEFICIT     COMPENSATION      TOTAL
                                ----------   --------   ----------   -----------   ------------   -----------
Balance, January 1, 1999......   4,164,825   $ 41,648   $2,751,655   $(3,160,177)                 $  (366,874)
Issuance of shares for payment
  of:
  Consulting fees payable.....     200,000      2,000      138,000                                    140,000
  Professional and other
     services and employee
     compensation.............   6,701,500     67,015    2,012,210                                  2,079,225
Proceeds from sale of
  shares......................   4,427,500     44,275      508,225                                    552,500
Net loss......................                                        (2,304,048)                  (2,304,048)
                                ----------   --------   ----------   -----------                  -----------
Balance, December 31, 1999....  15,493,825    154,938    5,410,090    (5,464,225)                     100,803
Issuance of shares for payment
  of professional and other
  services....................   2,050,000     20,500      243,500                                    264,000
Effect of issuance of stock
  options to consultants......                             377,000                  $(377,000)
Amortization of unearned
  compensation................                                                        235,625         235,625
Proceeds from sale of
  shares......................   1,200,000     12,000      132,000                                    144,000
Net loss......................                                          (550,688)                    (550,688)
                                ----------   --------   ----------   -----------    ---------     -----------
Balance, December 31, 2000....  18,743,825   $187,438   $6,162,590   $(6,014,913)   $(141,375)    $   193,740
                                ==========   ========   ==========   ===========    =========     ===========

                See Notes to Consolidated Financial Statements.

                      NORSTAR GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                2000          1999
                                                              ---------    -----------
Operating activities:
  Net loss..................................................  $(550,688)   $(2,304,048)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Services, compensation and other expenses paid through
      the issuance of common stock..........................    264,000      2,079,225
     Amortization of unearned compensation..................    235,625
     Depreciation...........................................        699
     Changes in operating assets and liabilities -accounts
      payable and accrued expenses..........................     65,629           (959)
                                                              ---------    -----------
          Net cash provided by (used in) operating
            activities......................................     15,265       (225,782)
                                                              ---------    -----------
Investing activities:
  Web site development costs capitalized....................   (193,455)       (44,936)
  Purchases of equipment....................................     (4,194)
                                                              ---------    -----------
          Net cash used in operating activities.............   (197,649)       (44,936)
                                                              ---------    -----------
Financing activities:
  Repayments of notes payable to stockholders...............   (123,309)      (102,606)
  Net proceeds from sale of common stock....................    144,000        552,500
                                                              ---------    -----------
          Net cash provided by financing activities.........     20,691        449,894
                                                              ---------    -----------
Net increase (decrease) in cash.............................   (161,693)       179,176
Cash, beginning of year.....................................    179,176             --
                                                              ---------    -----------
Cash, end of year...........................................  $  17,483    $   179,176
                                                              =========    ===========
Supplemental disclosure of cash flow information:
  Income taxes paid.........................................  $      --    $        --
                                                              =========    ===========
  Interest paid.............................................  $      --    $        --
                                                              =========    ===========

                See Notes to Consolidated Financial Statements.

                      NORSTAR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS:

     NorStar Group, Inc. ("NorStar") was originally incorporated in the State of Utah during March 1961 as Florist Accounting Services, Inc. (the name Florist Accounting Services, Inc. was changed to Luxor Group N.S. Inc. during 1971 and to NorStar Group, Inc. during 1992). As of December 31, 1999, NorStar had two subsidiaries, VeeAreCity.com, Inc. ("VeeAreCity") and VeeAreCity The Burbs.com, Inc. ("The Burbs"), both of which were wholly-owned. As used herein, the "Company" refers to NorStar or NorStar together with VeeAreCity, The Burbs and/or certain other subsidiaries that had been acquired and disposed of by NorStar prior to December 31, 1999.

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

     As of December 31, 2000, the Company also held the mineral rights attributable to 17 claims that were acquired on April 29, 1992 for gold mines located in the Gold Mountain mining district of Esmeralda County, Nevada (see
Note 3). However, management does not expect mining operations to become one of the Company's core businesses. Management is attempting to find a joint venture partner to assist the Company in developing these claims. If a joint venture partner cannot be found, management expects that the Company will continue to hold the claims as an investment.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. Management estimates that the Company will not begin to generate revenues from sales of memberships to subscribers until the second quarter of the year ending December 31, 2001. As shown in the accompanying consolidated financial statements, the Company incurred net losses of approximately $551,000 and $2,304,000 in 2000 and 1999, respectively, although a substantial portion of the losses was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of December 31, 2000, the Company had a cash balance of only $17,000, a working capital deficiency of approximately $48,000 and an accumulated deficit of $6,015,000. Management believes that the Company will continue to incur net losses through at least December 31, 2001 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services as initially planned and sustain its operations until it can achieve profitability and generate

                      NORSTAR GROUP, INC. AND SUBSIDIARIES
cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     Management is attempting to obtain additional financing for the Company through the issuance of equity securities, loans from financial institutions and/or agreements with strategic partners. However, management cannot assure that the Company will be able to sell equity securities, obtain loans from financial institutions and/or form strategic alliances that will generate financing on acceptable terms. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some or all of its operations.

     The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated financial statements include the accounts of NorStar and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

EQUIPMENT:

     Equipment is stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and amounted to $699 in 2000.

WEB SITE DEVELOPMENT COSTS:

     The Company accounts for costs incurred in connection with the development of a web site in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." Accordingly, all costs incurred in planning the development of a web site are expensed as incurred. Costs, other than general and administrative and overhead costs, incurred in the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, are capitalized. Fees paid to an Internet service provider for hosting a web site on its server(s) connected to the Internet are expensed over the estimated period of benefit. Other costs incurred during the operating stage, such as training, administration and maintenance costs, are expensed as incurred. Costs incurred during the operating stage for upgrades and enhancements of a web site are capitalized if it is probable that they will result in added functionality. Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life.

     The Company capitalized costs of approximately $193,000 and $45,000 in 2000 and 1999, respectively, that were incurred in connection with the acquisition and development of software in the application and infrastructure development stage and the enhancement of its web sites. The Company will begin to amortize capitalized web site costs when it begins to generate revenues from sales of memberships to subscribers which management estimates will be in the second quarter of the year ending December 31, 2001.

                      NORSTAR GROUP, INC. AND SUBSIDIARIES

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

ADVERTISING:

     The Company expenses the cost of advertising and promotions as incurred. Advertising costs, which are included in selling expenses and charged to operations, were immaterial during 2000 and 1999.

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

NET EARNINGS (LOSS) PER SHARE:

     The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because (i) the Company had a net loss for the year ended December 31, 2000 and, accordingly, the assumed effects of the exercise of options granted to consultants in April 2000 (see Note 8) would have been anti-dilutive and (ii) the Company did not have any potentially dilutive common shares outstanding during the year ended December 31, 1999.

STOCK BASED COMPENSATION:

     In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options granted to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options granted to employees had been applied instead if such amounts differ materially from the historical amounts.

                      NORSTAR GROUP, INC. AND SUBSIDIARIES

     In accordance with SFAS 123, the Company will also recognize the cost of shares, options, warrants and other equity instruments issued to nonemployees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost and a corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of options, warrants and similar equity instruments will be estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur.

RECENT ACCOUNTING PRONOUNCEMENTS:

     The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 2000 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2000 and 1999 or that they will have a significant affect at the time they become effective.

NOTE 3 -- INVESTMENT IN MINERAL RIGHTS:

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

NOTE 4 -- INCOME TAXES:

     As of December 31, 2000, the Company had net operating loss carryforwards of approximately $6,015,000 available to reduce future Federal taxable income which will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,406,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2000.

     The Company had also offset the potential benefits of approximately $2,186,000 and $1,264,000 from net operating loss carryforwards by equivalent valuation allowances as of December 31, 1999 and 1998, respectively. Accordingly, although the Company had pre-tax losses in 2000 and 1999, it did not recognize a

                      NORSTAR GROUP, INC. AND SUBSIDIARIES
credit for Federal income taxes in either period as a result of the increases in the valuation allowance of $220,000 and $922,000 in 2000 and 1999, respectively.

NOTE 5 -- CONCENTRATIONS OF CREDIT RISK:

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains cash in bank deposit and other accounts the balances of which, at times, may exceed Federal insurance limits. At December 31, 2000, such cash balances did not exceed Federal insurance limits. Exposure to credit risk is reduced by placing such deposits in major financial institutions and monitoring their credit ratings.

NOTE 6 -- PREFERRED STOCK:

     The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of Class A preferred stock and 1,000,000 shares of Class B preferred stock. No shares of preferred stock had been issued as of December 31, 2000. Each share of Class A and Class B preferred stock is nonvoting; is entitled to an annual dividend, as may be declared by the Company's board of directors, of 10% that is cumulative; has a par value of $10 per share; and has a preference in liquidation equal to its par value plus all declared but unpaid dividends. Each share of Class A preferred stock is convertible at any time into five shares of the Company's common stock.

NOTE 7 -- STOCK OPTION PLAN:

     On April 17, 2000, the Board of Directors approved a Stock Option Plan (the "Plan"), subject to ratification by the Company's stockholders, whereby up to 2,000,000 shares of the Company's common stock may be granted to key personnel in the form of incentive stock options and nonstatutory stock options, as defined under the Internal Revenue Code. Key personnel eligible for these awards may include all present and future employees of the Company and individuals who are consultants to the Company as well as nonemployee directors of the Company. Under the Plan, the exercise price of options must be at least 100% of the fair market value of the common stock on the date of grant (the exercise price of an incentive stock option for an optionee that holds more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant). The maximum term of any stock option granted may not exceed ten years (or five years of an optionee that holds 10% or more of the Company stock) from the date of grant.

     As of March 8, 2001, no stock options had been awarded under the Plan.

NOTE 8 -- CONSULTING AGREEMENTS:

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

     The aggregate fair value of the options granted to the consultants of $377,000 as of the date of grant, as determined based on the Black-Scholes option-pricing model, was recorded as unearned compensation, which will be amortized to expense over the periods in which the related services are rendered, as required by SFAS 123. The unamortized balance of unearned compensation of $141,375 is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheet as of December 31, 2000.

                      NORSTAR GROUP, INC. AND SUBSIDIARIES

NOTE 9 -- FAIR VALUE OF FINANCIAL STATEMENTS:

     The Company's material financial instruments at December 31, 2000 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and accounts payable. In the opinion of management, cash and accounts payable were carried at fair values because of their liquidity and/or short-term maturities.