Form 10QSB
period 2001-03-31
NORSTAR GROUP INC
filed 2001-05-14
CIK 1100356

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        FOR THE TRANSITION PERIOD FROM ___________________ TO __________________

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

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X]  NO [ ]

AT MARCH 31, 2001 THERE WERE ISSUED AND OUTSTANDING 18,743,825 SHARES OF COMMON STOCK.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                      NorStar Group, Inc. and Subsidiaries




                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Part I - Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet at March 31, 2001
           (Unaudited)                                                     F-2

           Condensed Consolidated Statements of Operations

           Three Months Ended March 31, 2001 and 2000 (Unaudited)          F-3

           Condensed Statement of Changes in Stockholders' Equity
           Three Months Ended March 31, 2001 (Unaudited)                   F-4

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2001 and 2000 (Unaudited)          F-5

           Notes to Condensed Consolidated Financial Statements          F-6/8

                      NorStar Group, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                           March 31, 2001 (Unaudited)

                                                   ASSETS

Current assets - cash                                                                          $    12,297
Equipment, net of accumulated depreciation of $1,049                                                 3,145
Capitalized web site development costs                                                             238,391
Mineral rights, at estimated net realizable value                                                       --
                                                                                               -----------

          Total                                                                                $   253,833
                                                                                               ===========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Noninterest-bearing demand notes payable to stockholders                                   $    34,809
    Accounts payable and accrued expenses                                                           72,429
                                                                                               -----------
          Total                                                                                    107,238
                                                                                               -----------

Commitments and contingencies

Stockholders' equity:
    Class A convertible preferred stock, par value $10 per
       share; 1,000,000 shares authorized; none issued                                                  --
    Class B preferred stock, par value $10 per share;
       1,000,000 shares authorized; none issued                                                         --
    Common stock, par value $.01 per share; 150,000,000
       shares authorized; 18,743,825 shares issued and outstanding                                 187,438
    Additional paid-in capital                                                                   6,162,590
    Accumulated deficit                                                                         (6,187,725)
    Unearned compensation                                                                          (15,708)
                                                                                               -----------
          Total stockholders' equity                                                               146,595
                                                                                               -----------

          Total                                                                                $   253,833
                                                                                               ===========


See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                    2001           2000
                                                                                -----------      ----------
Revenues                                                                        $        --      $       --
                                                                                -----------      ----------

Operating expenses:
    Selling                                                                         125,667           3,369
    General and administrative                                                       30,145          22,056
    Research and development                                                         17,000
                                                                                -----------      ----------
        Totals                                                                      172,812          25,425
                                                                                -----------      ----------

Net loss                                                                        $  (172,812)     $  (25,425)
                                                                                ===========      ==========


Basic net loss per common share                                                 $      (.01)     $       --
                                                                                ===========      ==========

Basic weighted average common shares outstanding                                 18,743,825      15,493,825
                                                                                ===========      ==========



See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                        Three Months Ended March 31, 2001
                                   (Unaudited)

                                             Common Stock
                                      ------------------------  Additional
                                       Number of                  Paid-in      Accumulated      Unearned
                                       Shares         Amount      Capital        Deficit      Compensation          Total
                                      ----------     --------   ----------     ------------   ------------        ---------
Balance, January 1, 2001              18,743,825     $187,438    $6,162,590    $(6,014,913)      $(141,375)       $ 193,740

Amortization of unearned
    compensation                                                                                   125,667          125,667

Net loss                                                                          (172,812)                        (172,812)
                                      ----------     --------    ----------    -----------      ----------        ---------

Balance, March 31, 2001               18,743,825     $187,438    $6,162,590    $(6,187,725)     $  (15,708)       $ 146,595
                                      ==========     ========    ==========    ===========      ==========        =========

See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                                     2001           2000
                                                                                                  ----------    ------------

Operating activities:
Net loss                                                                                           $(172,812)      $(25,425)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization of unearned compensation                                                              125,667             --
  Depreciation                                                                                           350             --
  Changes in operating liabilities - accounts payable
    and accrued expenses                                                                               6,800             --
                                                                                                  -----------   -----------
               Net cash used in operating activities                                                 (39,995)       (25,425)

Investing activities - web site development costs capitalized                                                        26,342

Financing activities - proceeds from issuance of notes
  payable to stockholders                                                                             34,809             --
                                                                                                  ----------    -----------

Net decrease in cash                                                                                  (5,186)       (51,767)

Cash, beginning of period                                                                             17,483        179,176
                                                                                                  ----------    -----------

Cash, end of period                                                                               $   12,297       $127,409
                                                                                                  ==========    ===========


See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Business and basis of presentation:

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of NorStar Group, Inc. and its subsidiaries (the "Company") as of March 31, 2001, and the Company's results of operations and cash flows for the three months ended March 31, 2001 and 2000 and changes in stockholders' equity for the three months ended March 31, 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and for the years ended December 31, 2000 and 1999 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2000.

               The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

               The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. Management estimates that the Company will not begin to generate revenues from sales of memberships to subscribers until the third quarter of the year ending December 31, 2001. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of approximately $173,000 and $25,000 for the three months ended March 31, 2001 and 2000, respectively, although a substantial portion of the loss in 2001 was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of March 31, 2001, the Company had a cash balance of only $12,000, a working capital deficiency of approximately $95,000 and an accumulated deficit of $6,188,100. Management believes that the Company will continue to incur net losses through at least March 31, 2002 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Business and basis of presentation (concluded):

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

               The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 2 - Earnings (loss) per common share:

               As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because (i) the Company had a net loss for the three months ended March 31, 2001 and, accordingly, the assumed effects of the exercise of options granted in April 2000 (see Note 5 herein) would have been anti-dilutive and (ii) the Company did not have any potentially dilutive common shares outstanding during the three months ended March 31, 2000.

Note 3 - Income taxes:

               As of March 31, 2001, the Company had net operating loss carryforwards of approximately $6,188,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,475,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2001.

               The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 2000. Accordingly, although the Company had pre-tax losses in the three months ended March 31, 2001 and 2000, it did not recognize a credit for Federal income taxes in either period as a result of increases in the valuation allowance of $69,000 and $10,000 in the three months ended March 31, 2001 and 2000, respectively.

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

               As of May 8, 2001, no stock options had been awarded under the Plan.

Note 5 - Consulting agreements

               On April 17, 2000, the Company entered into agreements with three consultants that expired on April 17, 2001. Under these agreements, the consultants were, among other things, assisting the Company in finding businesses located primarily in England, other European countries and the Northeastern section of the United States that would advertise in and/or link to the Company's online community. As of May 10, 2001, management of the Company and the consultants were negotiating, but had not consummated, extensions of these agreements,

               As consideration for their services, the three consultants received options to purchase a total of 1,300,000 shares of the Company's common stock that were exercisable at $.40 per share at any time during the terms of the consulting agreements. The options expired on April 17, 2001. As further explained in Note 2 of the notes to the Audited Financial Statements, the aggregate fair value of the options granted to the consultants as of the date of grant was $377,000. The Company recorded the aggregate fair value as unearned compensation which it amortized to expense over the period from April 17, 2000 to April 17, 2001. The unamortized balance of unearned compensation of $15,708 is reflected as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet as of March 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION

         The following discussion regarding NorStar and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. Such statements consists of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof of other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. NorStar does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of NorStar over time means that actual events are bearing out as estimated in such forward-looking statements.

OVERVIEW

         NorStar Group, Inc. was originally incorporated in the State of Utah in March 1961 as Florist Accounting Services, Inc., a finance company that was primarily engaged in factoring accounts receivables for florists in Utah. The Company was unable to develop a profitable operation and became inactive until April 1992. During the period from April 1992 through March 31, 2001 the Company acquired and/or began to develop and dispose of, several businesses and certain other investments. In 1998, the company began the development of its Internet business which involves the creation of a portal to a cyber-city, an on-line community of "One Stop Shopping" for products, entertainment, education and business services. The on-line community is being developed through VeeAreCity and the Burbs. The portal is designed to provide subscriber/member with access to several web browsers, a directory to thousands of stores, three dimensional virtual reality ("VR") chat rooms, forums and game rooms, a VR dating service, VR business conference room, specialty advertising rooms with VR activities and global e-mails. The Company also holds mineral rights attributable to 17 claims that were acquired for gold mines located in the Gold Mountain mining district of Esmeralda County Nevada. However, management does not expect mining operations to become one of the Company's core businesses.

RESULTS OF OPERATIONS:

     Three months ended March 31, 2001 as compared to three months ended March 31, 2000.

         During the three months ended March 31, 2001, the Company's operating expenses increased by approximately $148,000 to approximately $173,000 from approximately $25,000 for the three months ended March 31, 2000. The primary cause of the increase was non-cash charges of approximately $126,000 relating to amortization of unearned compensation which resulted from the issuance of stock options to consultants relating to the agreements described below.

         On April 17, 2000, the Company entered into agreements with three consultants. Under these agreements, the consultants will, among other things, assist the Company in finding businesses located primarily in England, other European countries and the Northeastern section of the United States of America that will advertise in and/or link to the Company's on-line community. The three consultants received options to purchase a total of 1,300,000 shares of the Company's common stock that will be exercisable at $.40 per share at any time during the term of the consulting agreements as consideration for their services.

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

         As a result of the above, the Company incurred a loss of approximately $173,000 for the three months ended March 31, 2001 as compared to approximately $25,000 for the comparable period ended March 31, 2000.

    (a) Liquidity and Capital Resources

         NorStar's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. As shown in the condensed consolidated financial statements, the Company has continued to incur net losses, although a substantial portion of the losses was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of March 31, 2001, the Company had a cash balance of only $12,000, a working capital deficiency of approximately $95,000 and an accumulated deficit of $6,188,000. Management believes that the Company will continue to incur net losses through at least March 31, 2002 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

         The Company believes the following trends, events and uncertainties could have a material impact on their short-term and/or long-term liquidity. The market for Internet discount services and product programs is relatively new and is evolving rapidly. NorStar's future growth is dependent upon its ability to create, develop and distribute programs that are accepted by its clients as an integral part of their business model for communicating with their targeted audiences. Demand and market acceptance of discount products and service programs is dependent upon a number of factors, including the growth in consumer access to and acceptance of these programs, the willingness of service and product providers to offer their services and products to customers of NorStar at a discount, and NorStar's ability to develop and maintain distribution channels to sell memberships to consumers. The failure of providers or consumers to participate in NorStar's programs or substantial increases in the adequacy or availability of other programs could have a material and adverse impact on NorStar's business, operating results and financial condition. In addition, NorStar does not have long-term contracts and needs to establish relationships with new vendors. As a result, providers of discounted services or products to NorStar's members may unilaterally reduce the scope of, or terminate their relationships with NorStar. The termination of NorStar's business relationship or a material reduction in the availability of services or products from any of NorStar's significant providers or networks thereof or NorStar's failure to develop significant new provider relationships would materially and adversely affect its business, operating results and financial condition.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       NORSTAR GROUP, INC.

                                                       By: /s/ Harry DiFrancesco
                                                           ---------------------
                                                           Harry DiFrancesco
                                                           President

                                                       Date: March 31, 2001


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.

       Signature                        Position                          Date
       ---------                        --------                          ----
By: /s/ Harry DiFrancesco       President and Chairman          Date: March 31, 2001
   ------------------------     of the Board
    Harry DiFrancesco



By: /s/ Andrew S. Peck          Vice President of Finance       Date: March 31, 2001
   ------------------------     Secretary and Director
    Andrew S. Peck



By: /s/ Maynard Neil Abogov     Vice President of Sales         Date: March 31, 2001
   ------------------------     and Management and Director
    Maynard Neil Abogov



By: /s/ Jay Sanet               Vice President of               Date: March 31, 2001
   ------------------------     Corporate Development and
    Jay Sanet                   Director