Form 10QSB
period 2001-06-30
NORSTAR GROUP INC
filed 2001-08-07
CIK 1100356

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
               THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

                             COMMISSION FILE NUMBER

                              NORSTAR GROUP, INC.
       -----------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


             UTAH                                                59-1643698
 ------------------------------                             -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

           6365 NW 6TH WAY, SUITE 160, FORT LAUDERDALE, FLORIDA 33309
           ----------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

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

                                 YES [X] NO [ ]

         AT AUGUST 3, 2001 THERE WERE ISSUED AND OUTSTANDING 18,743,825
                             SHARES OF COMMON STOCK.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                      NORSTAR GROUP, INC. AND SUBSIDIARIES

               INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheet at June 30, 2001
              (Unaudited)                                                                       F-2

              Condensed Consolidated Statements of Operations
              Six and Three Months Ended June 30, 2001 and 2000 (Unaudited)                     F-3

              Condensed Statement of Changes in Stockholders' Equity
              Six Months Ended June 30, 2001 (Unaudited)                                        F-4

              Condensed Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2001 and 2000 (Unaudited)                               F-5

              Notes to Condensed Consolidated Financial Statements                            F-6/8


                      NORSTAR GROUP, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                            June 30, 2001 (Unaudited)


                                     ASSETS

Current assets - cash                                                       $    14,111
Equipment, net of accumulated depreciation of $1,399                              2,795
Capitalized web site development costs                                          238,391
Mineral rights, at estimated net realizable value                                    --
                                                                            -----------

          Total                                                             $   255,297
                                                                            ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Noninterest bearing demand notes payable to stockholders                $    66,809
    Accounts payable and accrued expenses                                        77,749
                                                                            -----------
          Total                                                                 144,558
                                                                            -----------


Commitments and Contingencies

Stockholders' equity:
     Class A Convertible Preferred Stock, par value $10 per
     share; 1,000,000 shares authorized; none issued                                 --

     Class B preferred stock, par value $10 per share;
     1,000,000 shares authorized; none issued                                        --

     Common stock, par value $.01 per share; 150,000,000
     shares authorized; 18,743,825 shares issued and outstanding                187,438
     Additional paid-in capital                                               6,162,590
     Accumulated deficit                                                     (6,239,289)
                                                                            -----------
          Total stockholders' equity                                            110,739
                                                                            -----------
          Total                                                             $   255,297
                                                                            ===========



See Notes to Condensed Consolidated Financial Statements.

                      NORSTAR GROUP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                Six and Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                             SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                  JUNE 30,                             JUNE 30,
                                     -------------------------------       -------------------------------
                                         2001               2000                 2001             2000
                                     ------------       ------------       ------------       ------------
Revenues                             $         --       $         --       $         --       $         --
                                     ------------       ------------       ------------       ------------
Operating expenses:
    Selling                               141,375              7,485             15,708              4,116
    General and administrative             50,202             92,814             20,057             70,758
    Research and development               32,799                                15,799
                                     ------------       ------------       ------------       ------------
        Totals                            224,376            100,299             51,564             74,874
                                     ------------       ------------       ------------       ------------
Net loss                             $   (224,376)      $   (100,299)      $    (51,564)      $    (74,874)
                                     ============       ============       ============       ============
Basic net loss per common share      $       (.01)      $       (.01)      $        (--)      $        (--)
                                     ============       ============       ============       ============
Basic weighted average common
     shares outstanding                18,743,825         15,493,825         18,743,825         15,493,825
                                     ============       ============       ============       ============








See Notes to Condensed Consolidated Financial Statements.

                      NORSTAR GROUP, INC. AND SUBSIDIARIES

       Condensed Consolidated Statement of Changes in Stockholders' Equity
                         Six Months Ended June 30, 2001
                                   (Unaudited)




                                    COMMON STOCK
                              --------------------------         ADDITIONAL
                              NUMBER OF                           PAID-IN        ACCUMULATED         UNEARNED
                                SHARES            AMOUNT           CAPITAL          DEFICIT         COMPENSATION          TOTAL
                              ----------          ------           -------          -------         ------------          -----
Balance, January 1, 2001       18,743,825      $   187,438      $ 6,162,590      $(6,014,913)      $  (141,375)      $   193,740

Amortization of unearned
    compensation                                                                                       141,375           141,375

Net loss                                                                            (224,376)                           (224,376)
                               ----------      -----------      -----------      -----------       -----------       -----------
Balance, June 30, 2001         18,743,825      $   187,438      $ 6,162,590      $(6,239,289)      $        --       $   110,739
                              ===========      ===========      ===========      ===========       ===========       ===========









See Notes to Condensed Consolidated Financial Statements.

                      NORSTAR GROUP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                    2001            2000
                                                                                 ---------       ---------
Operating activities:
     Net loss                                                                    $(224,376)      $(100,299)


     Adjustments to reconcile net loss to net cash used in operating activities:

        Amortization of unearned compensation                                      141,375
        Depreciation                                                                   700             300
        Changes in operating assets and liabilities - accounts
           payable and accrued expenses                                             12,120           8,678
                                                                                 ---------       ---------
               Net cash used in operating activities                               (70,181)        (91,321)
                                                                                 ---------       ---------

Investing activities:
     Web site development costs capitalized                                                        (25,165)
     Purchases of equipment                                                                         (4,194)
                                                                                                 ---------
               Net cash used in investing activities                                               (29,359)
                                                                                                 ---------
Financing activities - proceeds from issuance (repayments)
     of notes payable to stockholders                                               66,809         (10,000)
                                                                                 ---------       ---------
Net decrease in cash                                                                (3,372)       (130,680)

Cash, beginning of period                                                           17,483         179,176
                                                                                 ---------       ---------
Cash, end of period                                                              $  14,111       $  48,496
                                                                                 =========       =========





See Notes to Condensed Consolidated Financial Statements.

                      NORSTAR GROUP, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Business and basis of presentation:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of NorStar Group, Inc. and its subsidiaries (the "Company") as of June 30, 2001, and the Company's results of operations for the six and three months ended June 30, 2001 and 2000, changes in stockholders' equity for the six months ended June 30, 2001 and cash flows for the six months ended June 30, 2001 and 2000. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and for the years ended December 31, 2000 and 1999 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2000.

         The results of operations for the six and three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. Management estimates that the Company will not begin to generate revenues from sales of memberships to subscribers until the fourth quarter of the year ending December 31, 2001. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of approximately $224,000 and $100,000 for the six months ended June 30, 2001 and 2000, respectively, although a substantial portion of the loss in 2001 was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of June 30, 2001, the Company had a cash balance of only $14,000, a working capital deficiency of approximately $130,000 and an accumulated deficit of $6,239,000. Management believes that the Company will continue to incur net losses through at least June 30, 2002 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2 - Earnings (loss) per common share:

         As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had net losses for the six and three months ended June 30, 2001 and 2000 and, accordingly, the assumed effects of the exercise of outstanding stock options (see Note 5 herein) would have been anti-dilutive.

Note 3 - Income taxes:

         As of June 30, 2001, the Company had net operating loss carryforwards of approximately $6,239,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,495,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2001.

         The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 2000. As a result of the increases in the valuation allowance of $89,000 and $40,000 during the six months ended June 30, 2001 and 2000, respectively, and $20,000 and $30,000 during the three months ended June 30, 2001 and 2000, respectively, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses in any of those periods.

                      NORSTAR GROUP, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Stock option plan:

         On April 17, 2000, the Board of Directors approved a Stock Option Plan (the "Plan") whereby up to 2,000,000 shares of the Company's common stock may be granted to key personnel in the form of incentive stock options and nonstatutory stock options, as defined under the Internal Revenue Code. Key personnel eligible for these awards may include all present and future employees of the Company and individuals who are consultants to the Company as well as nonemployee directors of the Company. Under the Plan, the exercise price of options must be at least 100% of the fair market value of the common stock on the date of grant (the exercise price of an incentive stock option for an optionee that holds more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant). The maximum term of any stock option granted may not exceed ten years (or five years for an optionee that holds 10% or more of the Company's stock) from the date of grant.

         As of July 19, 2001, no stock options had been awarded under the Plan.

Note 5 - Consulting agreements

         On April 17, 2000, the Company entered into agreements with three consultants that expired on April 17, 2001. Under these agreements, the consultants were, among other things, assisting the Company in finding businesses located primarily in England, other European countries and the Northeastern section of the United States that would advertise in and/or link to the Company's online community. As of July 19, 2001, management of the Company and the consultants were negotiating, but had not consummated, extensions of these agreements. As consideration for their services, the three consultants received options to purchase a total of 1,300,000 shares of the Company's common stock that were exercisable at $.40 per share at any time during the terms of the consulting agreements. The options expired on April 17, 2001. As further explained in Note 2 of the notes to the Audited Financial Statements, the aggregate fair value of the options granted to the consultants as of the date of grant was $377,000. The Company recorded the aggregate fair value as unearned compensation which it amortized to expense over the period from April 17, 2000 to April 17, 2001.

                                      * * *

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

OVERVIEW

         NorStar Group, Inc. was originally incorporated in the State of Utah in March 1961 as Florist Accounting Services, Inc., a finance company that was primarily engaged in factoring accounts receivables for florists in Utah. The Company was unable to develop a profitable operation and became inactive until April 1992. During the period from April 1992 through June 30, 2001 the Company acquired and/or began to develop and dispose of, several businesses and certain other investments. In 1998, the company began the development of its Internet business which involves the creation of a portal to a cyber-city, an on-line community of "One Stop Shopping" for products, entertainment, education and business services. The on-line community is being developed through VeeAreCity and the Burbs. The portal is designed to provide subscriber/member with access to several web browsers, a directory to thousands of stores, three dimensional virtual reality ("VR") chat rooms, forums and game rooms, a VR dating service, VR business conference room, specialty advertising rooms with VR activities and global e-mails. The Company also holds mineral rights attributable to 17 claims that were acquired for gold mines located in the Gold Mountain mining district of Esmeralda County Nevada. However, management does not expect mining operations to become one of the Company's core businesses.

RESULTS OF OPERATIONS:

     Six and Three months ended June 30, 2001 as compared to the Six and Three months ended June 30, 2000.

         During the six months ended June 30, 2001, the Company's operating expenses increased by approximately $124,000 to approximately $224,000 from approximately $100,000 for the six months ended June 30, 2000. The primary cause of the increase was non-cash charges of approximately $141,000 relating to amortization of unearned compensation which resulted from the issuance of stock options to consultants associated with the agreements described below. This increase was offset by a slight reduction in corporate overhead.

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

            During the Three months ended June 30, 2001, the Company's operating expenses decreased by approximately $23,000 to approximately $52,000 from approximately $75,000 for the three months ended June 30, 2000. This decrease was primarily a result of the company reducing its corporate spending until which time its financing is in place.

         As a result of the above, the Company incurred a loss of approximately $224,000 and $52,000 for the six and three months ended June 30, 2001, respectively, as compared to approximately $100,000 and $75,000 for the comparable period ended June 30, 2000.

         (a) Liquidity and Capital Resources

         NorStar's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. As shown in the condensed consolidated financial statements, the Company has continued to incur net losses, although a substantial portion of the losses was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of June 30, 2001, the Company had a cash balance of only $14,000, a working capital deficiency of approximately $130,000 and an accumulated deficit of $6,239,000. Management believes that the Company will continue to incur net losses through at least June 30, 2002 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                  NONE.

Item 3.           Default in Senior Securities

                  NONE.

Item 4.           Submission of Matters to a Vote of Security Holders
                  NONE.

Item 5.           Other Information

                  NONE.

Item 6.           Exhibits and Reports on Form 8-K
         (a) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended JUNE 30, 2001.

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


                                                       NORSTAR GROUP, INC.

                                                       BY: /s/ HARRY DIFRANCESCO
                                                          ----------------------
                                                               Harry DiFrancesco
                                                                President

------------------------------------------------------------------------------
Date:         AUGUST 8, 2001
------------------------------------------------------------------------------


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.



        SIGNATURE                  POSITION                           DATE
        ---------                  --------                           ----
By: /s/ Harry DiFrancesco        President and Chairman           Date: August 8, 2001
   -----------------------       of The Board
        Harry DiFrancesco


By: /s/ Andrew S. Peck           Vice President of Finance        Date: August 8, 2001
   -----------------------       Secretary and Director
        Andrew S. Peck


By: /s/ Maynard Neil Abogov      Vice President of Sales          Date: August 8, 2001
    ------------------------     and Management and Director
        Maynard Neil Abogov


By: /s/ Jay Sanet                Vice President of                Date: August 8, 2001
    ------------------------     Corporate Development
        Jay Sanet                and Director



