Form 10QSB
period 2001-09-30
NORSTAR GROUP INC
filed 2001-11-06
CIK 1100356

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
    THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER

NORSTAR GROUP, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


               UTAH                                            59-1643698
 -------------------------------                           -------------------
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

Yes [X]   No [  ]

       At October 31, 2001 there were issued and outstanding 18,743,825 shares of Common Stock.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                      NorStar Group, Inc. and Subsidiaries

         Index to Unaudited Condensed Consolidated Financial Statements


                                                                                          PAGE
                                                                                          ----
Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheet at September 30, 2001
              (Unaudited)                                                                   F-2

              Condensed Consolidated Statements of Operations
              Nine and Three Months Ended September 30, 2001 and 2000 (Unaudited)           F-3

              Condensed Consolidated Statement of Changes in Stockholders' Equity
              Nine Months Ended September 30, 2001 (Unaudited)                              F-4

              Condensed Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2001 and 2000 (Unaudited)                     F-5

              Notes to Condensed Consolidated Financial Statements                        F-6/8


                      NorStar Group, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                         September 30, 2001 (Unaudited)



                                      Assets
Current assets - cash                                                            $     4,783
Equipment, net of accumulated depreciation of $1,749                                   2,445
Capitalized web site and development costs                                           238,391
Mineral rights, at estimated net realizable value                                         --
                                                                                 -----------
          Total                                                                  $   245,619
                                                                                 ===========


                        Liabilities and Stockholders' Equity

Current liabilities:
    Noninterest bearing demand notes payable to stockholders                     $    98,809
    Accounts payable and accrued expenses                                             68,491
                                                                                 -----------
          Total liabilities                                                          167,300
                                                                                 -----------

Commitments and contingencies

Stockholders' equity:
    Class A convertible preferred stock, par value $10 per
       share; 1,000,000 shares authorized; none issued                                    --
    Class B preferred stock, par value $10 per share;
       1,000,000 shares authorized; none issued                                           --
    Common stock, par value $.01 per share; 150,000,000
       shares authorized; 18,743,825 shares issued and outstanding                   187,438
    Additional paid-in capital                                                     6,162,590
    Accumulated deficit                                                           (6,271,709)
                                                                                 -----------
          Total stockholders' equity                                                  78,319
                                                                                 -----------
          Total                                                                  $   245,619
                                                                                 ===========




See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
             Nine and Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                 Nine Months Ended                   Three Months Ended
                                                                    September 30,                      September 30,
                                                             ---------------------------        ---------------------------
                                                                2001             2000              2001             2000
                                                             ----------       ----------        ----------       ----------
Revenues                                                     $       --       $       --        $       --       $       --
                                                             ----------       ----------        ----------       ----------
Operating expenses:
    Selling                                                     142,375           10,623             1,000            3,138
    General and administrative                                   66,622          126,502            16,420           33,688
    Research and development                                     47,799                             15,000
                                                             ----------       ----------        ----------       ----------
        Totals                                                  256,796          137,125            32,420           36,826
                                                             ----------       ----------        ----------       ----------
Net loss                                                     $ (256,796)      $ (137,125)       $  (32,420)      $  (36,826)
                                                             ==========       ==========        ==========       ==========

Basic net loss per common share                              $     (.01)      $     (.01)       $   (  -- )      $   (  -- )
                                                             ==========       ==========        ==========       ==========

Basic weighted average common
    shares outstanding                                       18,743,825       15,493,825        18,743,825       15,493,825
                                                             ==========       ==========        ==========       ==========












See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

       Condensed Consolidated Statement of Changes in Stockholders' Equity
                      Nine Months Ended September 30, 2001
                                   (Unaudited)


                                        Common Stock
                                --------------------------      Additional
                                 Number of                       Paid-in       Accumulated       Unearned
                                  Shares          Amount         Capital         Deficit       Compensation        Total
                                ----------     -----------     -----------    --------------   ------------     -----------
Balance, January 1, 2001        18,743,825     $   187,438     $ 6,162,590    $   (6,014,913)   $  (141,375)    $   193,740
                                ----------     -----------     -----------    --------------    -----------     -----------

Amortization of unearned
    compensation                                                                                    141,375         141,375

Net loss                                                                            (256,796)                      (256,796)
                                ----------     -----------     -----------    --------------    -----------     -----------

Balance, September 30, 2001     18,743,825     $   187,438     $ 6,162,590    $(6,271,709)      $        --     $    78,319
                               ===========     ===========     ===========    ==============    ===========     ===========







See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                           2001               2000
                                                                        ---------           ---------
Operating activities:
     Net loss                                                           $(256,796)          $(137,125)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Amortization of unearned compensation                             141,375
        Depreciation                                                        1,050                 450
        Changes in operating assets and liabilities - accounts
           payable and accrued expenses                                     2,862              13,674
                                                                        ---------           ---------
               Net cash used in operating activities                     (111,509)           (123,001)
                                                                                            ---------

Investing activities:
     Web site and development costs capitalized                                               (25,279)
     Purchases of equipment                                                                    (4,194)
                                                                                            ---------
               Net cash used in investing activities                                          (29,473)
                                                                                            ---------

Financing activities - proceeds from issuance (repayments)
     of notes payable to stockholders                                      98,809              (9,500)
                                                                        ---------           ---------

Net decrease in cash                                                      (12,700)           (161,974)

Cash, beginning of period                                                  17,483             179,176
                                                                        ---------           ---------

Cash, end of period                                                     $   4,783           $  17,202
                                                                        =========           =========










See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Business and basis of presentation:

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of NorStar Group, Inc. and its subsidiaries (the "Company") as of September 30, 2001, and the Company's results of operations for the nine and three months ended September 30, 2001 and 2000, changes in stockholders' equity for the nine months ended September 30, 2001 and cash flows for the nine months ended September 30, 2001 and 2000. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and for the years ended December 31, 2000 and 1999 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2000.

               The results of operations for the nine and three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

               The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. Management estimates that the Company will not begin to generate revenues from sales of memberships to subscribers until the first quarter of the year ending December 31, 2002. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of approximately $257,000 and $137,000 for the nine months ended September 30, 2001 and 2000, respectively, although a substantial portion of the loss in 2001 was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of September 30, 2001, the Company had a cash balance of only $4,800, a working capital deficiency of approximately $163,000 and an accumulated deficit of $6,272,000. Management believes that the Company will continue to incur net losses through at least September 30, 2002 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services and its proprietary virtual reality products as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2 - Earnings (loss) per common share:

               As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had net losses for the nine and three months ended September 30, 2001 and 2000 and, accordingly, the assumed effects of the exercise of outstanding stock options (see Note 5 herein) would have been anti-dilutive.

Note 3 - Income taxes:

               As of September 30, 2001, the Company had net operating loss carryforwards of approximately $6,272,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,509,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2001.

               The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 2000. As a result of the increases in the valuation allowance of $103,000 and $54,000 during the nine months ended September 30, 2001 and 2000, respectively, and $14,000 during the three months ended September 30, 2001 and 2000, respectively, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses in any of those periods.

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

               As of October 25, 2001, no stock options had been awarded under the Plan.

Note 5 - Consulting agreements

               On April 17, 2000, the Company entered into agreements with three consultants that expired on April 17, 2001. Under these agreements, the consultants were, among other things, assisting the Company in finding businesses located primarily in England, other European countries and the Northeastern section of the United States that would advertise in and/or link to the Company's online community. As of October 25, 2001, management of the Company and the consultants were negotiating, but had not consummated, extensions of these agreements.

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

OVERVIEW

NorStar Group, Inc. was originally incorporated in the State of Utah in March 1961 as Florist Accounting Services, Inc., a finance company that was primarily engaged in factoring accounts receivables for florists in Utah. The Company was unable to develop a profitable operation and became inactive until April 1992. During the period from April 1992 through September 30, 2001 the Company acquired and/or began to develop and dispose of, several businesses and certain other investments. In 1998, the company began the development of its Internet business which involves the creation of a portal to a cyber-city, an on-line community of "One Stop Shopping" for products, entertainment, education and business services. The on-line community is being developed through VeeAreCity and the Burbs. The portal is designed to provide subscriber/member with access to several web browsers, a directory to thousands of stores, three dimensional virtual reality ("VR") chat rooms, forums and game rooms, a VR dating service, VR business conference room, specialty advertising rooms with VR activities and global e-mails. The Company is developing and expanding its Internet portal services. Norstar is also continuing with ongoing research and development of its proprietary virtual reality products. The Company also holds mineral rights attributable to 17 claims that were acquired for gold mines located in the Gold Mountain mining district of Esmeralda County Nevada. However, management does not expect mining operations to become one of the Company's core businesses.

RESULTS OF OPERATIONS:

Nine and Three months ended September 30, 2001 as compared to the Nine and Three months ended September 30, 2000.

During the nine months ended September 30, 2001, the Company's operating expenses increased by approximately $120,000 to approximately $257,000 from approximately $137,000 for the nine months ended September 30, 2000. The primary cause of the increase was non-cash charges of approximately $141,000 relating to amortization of unearned compensation which resulted from the issuance of stock options to consultants relating to the agreements described below. This increase was offset by a slight reduction in corporate overhead.

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

During the Three months ended September 30, 2001, the Company's operating expenses decreased by approximately $5,000 to approximately $32,000 from approximately $37,000 for the three months ended September 30, 2000. This decrease was primarily a result of the company reducing its corporate spending until which time its financing is in place.

As a result of the above, the Company incurred a loss of approximately $257,000 and $32,000 for the nine and three months ended September 30, 2001, respectively, as compared to approximately $137,000 and $37,000 for the comparable period ended September 30, 2000.

    (a) Liquidity and Capital Resources

NorStar's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. As shown in the condensed consolidated financial statements, the Company has continued to incur net losses, although a substantial portion of the losses was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of September 30, 2001, the Company had a cash balance of only $5,000, a working capital deficiency of approximately $163,000 and an accumulated deficit of $6,272,000. Management believes that the Company will continue to incur net losses through at least September 30, 2002 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services and development of its proprietary virtual reality products as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

         (a) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended SEPTEMBER 30, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORSTAR GROUP, INC.


                                       By: /s/ Harry DiFrancesco
                                           -------------------------------------
                                               Harry DiFrancesco
                                               President

Date: NOVEMBER 6, 2001


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.


              Signature                     Position                               Date
              ---------                     --------                               ----

 By: /s/ Harry DiFrancesco             President and Chairman              Date: September 30, 2001
     -------------------------------   of the Board
        Harry DiFrancesco



 By: /s/ Andrew S. Peck                Vice President of Finance           Date: September 30, 2001
     -------------------------------   Secretary and Director
        Andrew S. Peck



 By: /s/ Maynard Neil Abogov           Vice President of Sales             Date: September 30, 2001
     -------------------------------   and Management and Director
         Maynard Neil Abogov



By:/s/ Jay Sanet                       Vice President of                   Date: September 30,2001
   ---------------------------------   Corporate Development and Director
                   Jay Sanet

