Form 10KSB40
period 2001-12-31
NORSTAR GROUP INC
filed 2002-03-28
CIK 1100356

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-28399

                               NORSTAR GROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

--------------------------------------------------------------------------------

       (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION) UTAH

                 (I.R.S. EMPLOYER IDENTIFICATION NO.) 59-1643698


        6365 NW 6TH WAY, SUITE 160, FT. LAUDERDALE FLORIDA          33309

      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (954) 772-0240


          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS          ON WHICH REGISTERED

                NONE                           N/A


          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                    COMMON SHARES, PAR VALUE $0.01 PER SHARE

                                (TITLE OF CLASS)

                           CUMULATIVE PREFERRED SHARES
                                CLASS A PREFERRED
                                CLASS B PREFERRED

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent files pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         As of March 18, 2002, 20,743,825 shares of NorStar Group, Inc. common stock were outstanding. The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Over-the-Counter Bulletin Board was $829,753 as of March 19, 2001.

         Included in this computation are shares held by directors and executive officers of the Company and their associates as a group. Such inclusion does signify that members of this group are "affiliates" of or controlled by the Company.

TABLE OF CONTENTS


PART I..................................................................   3
  Item 1.   Business....................................................   3
            (b) Business of the Company.................................   3
            (i)  Membership.............................................   3
            (ii) Providers..............................................   4
            (iii) Market Overview.......................................   4
            (iv) Summary of Product Research and Development............   5
  Item 2.   Properties..................................................   6
  Item 102  (a) 1. Small Business Issuer engaged in significant mining
            operations:.................................................   6
  Item 3.   Legal Proceedings...........................................   7
  Item 4.   Submission of Matters to a Vote of Security Holders.........   7
PART II.................................................................   8
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   8
  Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   8
  Item 7.   Financial Statements........................................   9
  Item 8.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................   8
PART III................................................................  10
  Item 9.   Directors and Executive Officers of the Registrant..........  10
  Item 10.  Executive Compensation......................................  11
  Item 11.  Security Ownership of Certain Beneficial Owners and
            Management..................................................  12
  Item 12.  Certain Relationships and Related Transactions..............  12
  Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................  13
SIGNATURES..............................................................  14

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

                  The head gear will be manufactured by a third party, at the anticipated volume levels of 100,000 units/year. VeeAreCity estimates that it will be able to manufacture the HMD for at a per unit cost of approximately $200. This price is subject to change up or down based on the final product specifications. NorStar also plans to begin construction of its "Cybernizer" a web pager. In addition, the Cybernizer will be a Internet navigation tool that will include such features as voice chat and instant access to all major search engines. The estimated cost for the development of this project is between $900,000 and $1.1 million. The source for funding the research and development of this project will come from additional equity and/or debt financing. No assurance can be given that the Company will raise the necessary capital to complete this project, or if completed that it will be accepted in the marketplace.

                  NorStar has awarded distributorship agreements totaling $451 million of product to be developed over five years.

                  NorStar has spent approximately $ 238,391 during the last two fiscal years on research and development activities.

                  NorStar employs five full time employees, four of whom serve as Officers and Directors of NorStar and two clerical personnel.

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


Item 3.  Legal Proceedings

         NorStar is not involved in any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of NorStar Group, Inc. during the fiscal year ended December 31, 2001.

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

         The following table indicates the high and low bid sales prices for the equity for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included are as follows:

 Year         Quarter    High Bid     Low Bid
 2001          1st        0.240        0.095
 2001          2nd        0.200        0.060
 2001          3rd        0.125        0.042
 2001          4th        0.060        0.031

--------------------------------------------

 2000          1st         0.85         0.43
 2000          2nd        13/16         0.20
 2000          3rd         7/16         0.24
 2000          4th         0.85         0.85

         (b) Holders

         As of March 18, 2002, the approximate number of shareholders of record of NorStar Common Stock is 257. This information was obtained from the Company's transfer agent.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion regarding NorStar and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995. Such statements consists of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof of other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. NorStar does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of NorStar over time means that actual events are bearing out as estimated in such forward-looking statements.

OVERVIEW

         NorStar Group, Inc. was originally incorporated in the State of Utah in March 1961 as Florist Accounting Services, Inc., a finance company that was primarily engaged in factoring accounts receivables for florists in Utah. The name Florist Accounting Services, Inc. was changed to Luxor Group N.S. Inc. during 1971 and to Norstar Group, Inc during 1992.The Company was unable to develop a profitable operation and became inactive until April 1992. During the period from April 1992 through December 31, 1999 the Company acquired and/or began to develop and dispose of, several businesses and certain other investments. In 1998, the company began the development of its Internet business which involves the creation of a portal to a cyber-city, an on-line community of "One Stop Shopping" for products, entertainment, education and business services. The on-line community is being developed through its two subsidiaries VeeAreCity.com, Inc. and VeeAreCity the Burbs.com, Inc.. The portal is designed to provide subscriber/member with access to several web browsers, a directory to thousands of stores, three dimensional virtual reality ("VR") chat rooms, forums and game rooms, a VR dating service, VR business conference room, specialty advertising rooms with VR activities and global e-mails that can be accessed through the web anywhere in the world. The company intends to generate revenues from this business primarily through usage fees from certain of its activities and the sale of annual memberships to consumers who will be offered discounts on products and services through a provider network to be developed by the company. The Company also holds mineral rights attributable to 17 claims that were acquired for gold mines located in the Gold Mountain mining district of Esmeralda County Nevada. However, management does not expect mining operations to become one of the Company's core businesses. Management is attempting to find a joint venture partner to assist the company in developing these claims.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Web site and development costs:

         The Company accounts for costs incurred in connection with the development of a web site in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." Accordingly, all costs incurred in planning the development of a web site are expensed as incurred. Costs, other than general and administrative and overhead costs, incurred in the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, are capitalized. Fees paid to an Internet service provider for hosting a web site on its server(s) connected to the Internet are expensed over the estimated period of benefit. Other costs incurred during the operating stage, such as training, administration and maintenance costs, are expensed as incurred. Costs incurred during the operating stage for upgrades and enhancements of a web site are capitalized if it is probable that they will result in added functionality. Capitalized web site and development costs are amortized on a straight-line basis over their estimated useful life.

         The Company capitalized costs of approximately $193,000 in 2000 and $45,000 in prior years that were incurred in connection with the acquisition and development of software in the application and infrastructure development stage and the enhancement of its web sites. The Company will begin to amortize capitalized web site and development costs when it begins to generate revenues from sales of memberships to subscribers which management estimates will be in the third quarter of the year ending December 31, 2002.

Impairment of long-lived assets:

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as capitalized web site and development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

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

         In accordance with SFAS 123, the Company will also recognize the cost of shares, options, warrants and other equity instruments issued to non-employees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost and a corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of options, warrants and similar equity instruments will be estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur.

RESULTS OF OPERATIONS:

         Year ended December 31, 2001 as compared to year ended December 31, 2000.


         The company did not have any revenues during either year ending December 31, 2001 or 2000. Management estimates that the Company will not begin to generate revenues from sales of memberships to subscribers until the third quarter of the year ending December 31, 2002.

         During the year ended December 31, 2001, the Company's operating expenses decreased by approximately $168,000 to approximately $383,000 from approximately $551,000 for the year ended December 31, 2000. The primary cause of the decrease was non-cash charges in 2001 and 2000, respectively, of approximately $221,000 and $500,000. These non-cash charges related to (i) amortization of unearned compensation which resulted from the issuance of stock options to consultants relating to the agreements described below and (ii) Services, compensation and other expenses paid through the issuance of common stock.

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

         The aggregate fair value of the options granted to the consultants of $377,000 as of the date of grant, as determined based on the Black-Scholes option-pricing model, was recorded as unearned compensation, which will be amortized to expense over the periods in which the related services are rendered, as required by generally accepted accounting principles in the United States of America. The Company incurred amortization expense associated with these agreements of approximately $141,000 and $236,000 in 2001 and 2000, respectively. In addition, the Company satisfied $80,000 and $264,000 of services compensation and other expenses in 2001 and 2000 ,respectively, through the issuance of common stock. These decreases in non-cash expenses were offset somewhat by an increase of approximately $72,000 in research and development costs which were incurred in 2001.

         As a result of the above, the Company incurred a loss of approximately $383,000 or $.02 per common share for the year ended December 31, 2001 as compared to approximately $551,000 or $.03 per common share for the comparable period ended December 31, 2000. The basic weighted average common shares outstanding were 18,924,647 and 15,777,295 for the year ended December 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

         NorStar's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. Management estimates that the Company will not begin to generate revenues from sales of memberships to subscribers until the third quarter of the year ending December 31, 2002. As shown in the consolidated financial statements, the Company has continued to incur net losses, approximately $383,000 and $551,000 in 2001 and 2000, respectively, although a substantial portion of the losses was attributable to non-cash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of December 31, 2001, the Company had a cash balance of only $2,500, a working capital deficiency of approximately $208,000 and an accumulated deficit of $6,397,000. Management believes that the Company will continue to incur net losses through at least December 31, 2002 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         Management is attempting to obtain additional financing for the Company through the issuance of equity securities, loans from financial institutions and/or agreements with strategic partners. However, management cannot assure that the Company will be able to sell equity securities, obtain loans from financial institutions and/or form strategic alliances that will generate financing on acceptable terms. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some or all of its operations. During 2001, the Company financed its operations primarily from its existing cash and or the proceeds of approximately $164,000 of notes from its stockholders.

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

Note 7 - Stock option plan:

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

         As of March 18, 2002, no stock options had been awarded under the Plan.

Note 8 - Consulting agreements:

                On April 17, 2000, the Company entered into agreements with three consultants that expired on April 17, 2001. Under these agreements, the consultants were, among other things, assisting the Company in finding businesses located primarily in England, other European countries and the Northeastern section of the United States that would advertise in and/or link to the Company's online community. As of March 18, 2002, management of the Company and the consultants were negotiating, but had not consummated, extensions of these agreements.

As consideration for their services, the three consultants received options to purchase a total of 1,300,000 shares of the Company's common stock that were exercisable at $.40 per share at any time during the terms of the consulting agreements. The options expired on April 17, 2001. The aggregate fair value of the options granted to the consultants of $377,000 as of the date of grant, as determined based on the Black-Scholes option-pricing model, which was recorded as unearned compensation and amortized to expense over the period from April 17, 2000 to April 17, 2001, as required by SFAS 123.

Note 9 - Fair value of financial instruments:

         The Company's material financial instruments at December 31, 2001 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash, accounts payable and notes payable to stockholders. In the opinion of management, cash and accounts payable were carried at fair values because of their liquidity and/or short-term maturities. Because of the relationship of the Company and its stockholders, there is no practical method that can be used to determine the fair value of the notes payable to stockholders.

*     *     *

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders
NorStar Group, Inc.

We have audited the accompanying consolidated balance sheet of NorStar Group, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorStar Group, Inc. and Subsidiaries as of December 31, 2001, and their results of operations and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring losses, its operating activities have also been using cash and it had a working capital deficiency and an accumulated deficit as of December 31, 2001. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                  J.H. Cohn LLP


Roseland, New Jersey
March 18, 2002

                          Index to Financial Statements


                                                                          PAGE
Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheet
     December 31, 2001                                                     F-3

Consolidated Statements of Operations
     Years Ended December 31, 2001 and 2000                                F-4

Consolidated Statements of Stockholders' Equity
     Years Ended December 2001 and 2000                                    F-5

Consolidated Statements of Cash Flows
     Years Ended December 31, 2001 and 2000                                F-6

Notes to Consolidated Financial Statements                               F-7/13


                                      - *

                      NorStar Group, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                                December 31, 2001


                             Assets
Current assets - cash                                                     $      2,486
Equipment, net of accumulated depreciation of $2,097                             2,097
Capitalized web site and development costs                                     238,391
Mineral rights, at estimated net realizable value                                   --
                                                                          ------------

          Total                                                           $    242,974
                                                                          ============

              Liabilities and Stockholders' Equity

Current liabilities:
    Noninterest bearing demand notes payable to stockholders              $    163,944
    Accounts payable and accrued expenses                                       46,493
                                                                          ------------
          Total liabilities                                                    210,437
                                                                          ------------

Commitments and contingencies

Stockholders' equity:
    Class A convertible preferred stock, par value $10 per
       share; 1,000,000 shares authorized; none issued                              --
    Class B preferred stock, par value $10 per share;
       1,000,000 shares authorized; none issued                                     --
    Common stock, par value $.01 per share; 150,000,000
       shares authorized; 20,743,825 shares issued and outstanding             207,438
    Additional paid-in capital                                               6,222,590
    Accumulated deficit                                                     (6,397,491)
                                                                          ------------
          Total stockholders' equity                                            32,537
                                                                          ------------

          Total                                                                $ 242,9
                                                                          ============


See Notes to Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                     Years Ended December 31, 2001 and 2000


                                                            2001                 2000
                                                        ------------         ------------
Revenues                                                $         --         $         --
                                                        ------------         ------------

Operating expenses:
    Selling                                                  142,375              289,995
    General and administrative                               168,404              260,693
    Research and development                                  71,799
                                                        ------------         ------------
        Totals                                               382,578              550,688
                                                        ------------         ------------

Net loss                                                $   (382,578)        $   (550,688)
                                                        ============         ============


Basic net loss per common share                         $       (.02)        $       (.03)
                                                        ============         ============


Basic weighted average common shares outstanding          18,924,647           15,777,295
                                                        ============         ============

See Notes to Consolidated Financial Statements

                      NorStar Group, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 2001 and 2000

                                            Common Stock
                                      -----------------------     Additional
                                      Number of                     Paid-in      Accumulated      Unearned
                                        Shares        Amount        Capital        Deficit      Compensation        Total
                                      ----------     --------     ----------     -----------    ------------      ---------
Balance, January 1, 2000              15,493,825     $154,938     $5,410,090     $(5,464,225)                      $ 100,803

Issuance of shares for payment
    of professional and other
    services                           2,050,000       20,500        243,500                                        264,000

Effect of issuance of stock
    options to consultants                                           377,000                      $ (377,000)

Amortization of unearned com-
    pensation                                                                        235,625         235,625

Proceeds from sale of shares           1,200,000       12,000        132,000                                        144,000

Net loss                                                                            (550,688)                      (550,688)
                                      ----------     --------     ----------     -----------    ------------      ---------

Balance, December 31, 2000            18,743,825      187,438      6,162,590      (6,014,913)       (141,375)       193,740

Issuance of shares for payment
    of professional and other
    services                           2,000,000       20,000         60,000                                         80,000

Amortization of unearned com-
    pensation                                                                        141,375         141,375

Net loss                                                                            (382,578)                      (382,578)
                                      ----------     --------     ----------     -----------    ------------      ---------

Balance, December 31, 2001            20,743,825     $207,438     $6,222,590     $(6,397,491)   $         --      $  32,537
                                      ==========     ========     ==========     ===========    ============      =========



See Notes to Consolidated Financial Statements

                      NorStar Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                     Years Ended December 31, 2001 and 2000



                                                            2001                2000
                                                        ------------         ------------
Revenues                                                $         --         $         --
                                                        ------------         ------------

Operating expenses:
    Selling                                                  142,375              289,995
    General and administrative                               168,404              260,693
    Research and development                                  71,799
                                                        ------------         ------------
        Totals                                               382,578              550,688
                                                        ------------         ------------

Net loss                                                $   (382,578)        $   (550,688)
                                                        ============         ============

Basic net loss per common share                         $       (.02)        $       (.03)
                                                        ============         ============

Basic weighted average common shares outstanding          18,924,647           15,777,295
                                                        ============         ============


See Notes to Consolidated Financial Statements

                      NorStar Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2001 and 2000


                                                                             2001                  2000
                                                                          ------------         ------------
Operating activities:
     Net loss                                                             $   (382,578)        $   (550,688)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Services, compensation and other expenses
           paid through the issuance of common stock                            80,000              264,000
        Amortization of unearned compensation                                  141,375              235,625
        Depreciation                                                             1,398                  699
        Changes in operating assets and liabilities -
           accounts payable and accrued expenses                               (19,136)              65,629
                                                                          ------------         ------------
               Net cash provided by (used in) operating activities            (178,941)              15,265
                                                                          ------------         ------------

Investing activities:
     Web site and development costs capitalized                                                    (193,455)
     Purchases of equipment                                                                          (4,194)
                                                                                               ------------
               Net cash used in investing activities                                               (197,649)
                                                                                               ------------

Financing activities:
     Proceeds from notes payable to stockholders                               163,944
     Repayments of notes payable to stockholders                                                   (123,309)
     Net proceeds from sale of common stock                                                         144,000
                                                                          ------------         ------------
               Net cash provided by financing activities                       163,944               20,691
                                                                          ------------         ------------

Net decrease in cash                                                           (14,997)            (161,693)

Cash, beginning of year                                                         17,483              179,176
                                                                          ------------         ------------

Cash, end of year                                                         $      2,486         $     17,483
                                                                          ============         ============

Supplemental disclosure of cash flow information:
     Income taxes paid                                                    $         --         $         --
                                                                          ============         ============

     Interest paid                                                        $         --         $         --
                                                                          ============         ============

See Notes to Consolidated Financial Statements

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


Note 1 - Business:

         NorStar Group, Inc. ("NorStar") was originally incorporated in the State of Utah during March 1961 as Florist Accounting Services, Inc. (the name Florist Accounting Services, Inc. was changed to Luxor Group N.S. Inc. during 1971 and to NorStar Group, Inc. during 1992). As of December 31, 2001, NorStar had two subsidiaries, VeeAreCity.com, Inc. ("VeeAreCity") and VeeAreCity The Burbs.com, Inc. ("The Burbs"), both of which were wholly-owned. As used herein, the "Company" refers to NorStar or NorStar together with VeeAreCity, The Burbs and/or certain other subsidiaries that had been acquired and disposed of by NorStar prior to December 31, 2001.

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

         As of December 31, 2001 and during the years ended December 31, 2001 and 2000, the Company was primarily engaged, through VeeAreCity and The Burbs, in an attempt to develop an Internet business that it started in 1998. The Internet business involves the creation of a portal to a cyber-city, online community of "One Stop Shopping" for products, entertainment, education and business services. The portal is intended to provide the subscriber/member with access to several web browsers, a directory of thousands of stores, three dimensional virtual reality ("VR") chat rooms, forums and game rooms, a VR dating service, VR business conference rooms, specialty advertising rooms with VR activities and global e-mail services that can be accessed through the web anywhere in the world. The Company intends to generate revenues from this business primarily through usage fees from certain of its activities and the sale of annual memberships to consumers who will be offered discounts on products and services through a provider network to be developed by the Company.

                As of December 31, 2001, the Company also held the mineral rights attributable to 17 claims that were acquired on April 29, 1992 for gold mines located in the Gold Mountain mining district of Esmeralda County, Nevada (see Note 3). However, management does not expect mining operations to become one of the Company's core businesses. Management is attempting to find a joint venture partner to assist the Company in developing these claims. If a joint venture partner cannot be found, management expects that the Company will continue to hold the claims as an investment.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


Note 2 - Summary of significant accounting policies:

         Basis of presentation:

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. Management estimates that the Company will not begin to generate revenues from sales of memberships to subscribers until the third quarter of the year ending December 31, 2002. As shown in the accompanying consolidated financial statements, the Company incurred net losses of approximately $383,000 and $551,000 in 2001 and 2000, respectively, although a substantial portion of the losses was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of December 31, 2001, the Company had a cash balance of only $2,500, a working capital deficiency of approximately $208,000 and an accumulated deficit of $6,397,000. Management believes that the Company will continue to incur net losses through at least December 31, 2002 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 2 - Summary of significant accounting policies (concluded):

         Equipment:

                  Equipment is stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and amounted to $1,398 and $699 in 2001 and 2000, respectively.

         Web site and development costs:

                  The Company accounts for costs incurred in connection with the development of a web site in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." Accordingly, all costs incurred in planning the development of a web site are expensed as incurred. Costs, other than general and administrative and overhead costs, incurred in the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, are capitalized. Fees paid to an Internet service provider for hosting a web site on its server(s) connected to the Internet are expensed over the estimated period of benefit. Other costs incurred during the operating stage, such as training, administration and maintenance costs, are expensed as incurred. Costs incurred during the operating stage for upgrades and enhancements of a web site are capitalized if it is probable that they will result in added functionality. Capitalized web site and development costs are amortized on a straight-line basis over their estimated useful life.

                  The Company capitalized costs of approximately $193,000 in 2000 and $45,000 in prior years that were incurred in connection with the acquisition and development of software in the application and infrastructure development stage and the enhancement of its web sites. The Company will begin to amortize capitalized web site and development costs when it begins to generate revenues from sales of memberships to subscribers which management estimates will be in the third quarter of the year ending December 31, 2002.

         Impairment of long-lived assets:

                  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as capitalized web site and development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

         Advertising:

                  The Company expenses the cost of advertising and promotions as incurred. Advertising costs, which are included in selling expenses and charged to operations, were immaterial during 2001 and 2000.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


Note 2 - Summary of significant accounting policies (continued):

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

         Net earnings (loss) per share:

                  The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in 2001 and 2000 and, accordingly, the assumed effects of the exercise of options that were granted to consultants in April 2000 and expired in April 2002 (see Note 8) would have been anti-dilutive.

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

         Stock based compensation (concluded):

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

         Recent accounting pronouncements:

                  In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS 144 provides guidance on the implementation of SFAS 121 and other previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. Management does not believe that the adoption of SFAS 144 will have a material impact on the Company's consolidated financial position or results of operations.

                  The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of December 31, 2001 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2001 and 2000, and it does not believe that any of those pronouncements will have a significant impact on the Company's consolidated financial statements at the time they become effective.

Note 3 - Investment in mineral rights:

                  The Company acquired the mineral rights attributable to its gold mining claims (see Note 1) on April 29, 1992 for shares of common stock with a fair value of $400,000. Subsequently, the Company also paid total fees of $200,000 to the former owner for consulting services related to the development of the claims. Although, as explained in Note 1, management is still attempting to find a joint venture partner to assist the Company in developing these claims, it has not been able to find one. Based on the inability to find a joint venture partner and the uncertainties related to the Company's ability to generate profitable mining operations, the Company wrote off the carrying value of the investment prior to January 1, 2000.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 4 - Income taxes:

                  As of December 31, 2001, the Company had net operating loss carryforwards of approximately $6,397,000 available to reduce future Federal taxable income which will expire at various dates through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,559,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2001.

                  The Company had also offset the potential benefits of approximately $2,406,000 and $2,186,000 from net operating loss carryforwards by equivalent valuation allowances as of December 31, 2000 and 1999, respectively. As a result of the increases in the valuation allowance of $153,000 and $220,000 in 2001 and 2000, respectively, the Company did not recognize any credits for income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses in those years.


Note 5 - Concentrations of credit risk:

                  Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains cash in bank deposit and other accounts the balances of which, at times, may exceed Federal insurance limits. At December 31, 2001, such cash balances did not exceed Federal insurance limits. Exposure to credit risk is reduced by placing such deposits in major financial institutions and monitoring their credit ratings.


Note 6 - Preferred stock:

                  The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of Class A preferred stock and 1,000,000 shares of Class B preferred stock. No shares of preferred stock had been issued as of December 31, 2001. Each share of Class A and Class B preferred stock is nonvoting; is entitled to an annual dividend, as may be declared by the Company's board of directors, of 10% that is cumulative; has a par value of $10 per share; and has a preference in liquidation equal to its par value plus all declared but unpaid dividends. Each share of Class A preferred stock is convertible at any time into five shares of the Company's common stock.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                     AGE      TITLE            DIRECTORSHIP            FIVE YEARS BUSINESS EXPERIENCE
----                     ---    ----------        ---------------     -----------------------------------------
Harry F. DiFrancesco      75    President         Chairman of Bd*     In 1965 Mr. DiFrancesco was Chairman, CEO
                                                                      and President of DiFrancesco Construction
                                                                      Company. From 1970 to 1975, Mr.
                                                                      DiFrancesco established and operated a
                                                                      shoe manufacturing company in Brazil.
                                                                      From 1979 to 1988, Mr. DiFrancesco was
                                                                      Chairman of the Board of International
                                                                      Jewelry Manufacturing Corp. an importer
                                                                      and wholesaler of diamonds. Mr.
                                                                      DiFrancesco has more than 40 years of
                                                                      business experience in real estate
                                                                      development, importing and jewelry
                                                                      manufacturing and sales

Andrew S. Peck            56    V.P. of Finance   Dir. & Secretary*   Since 1990, Mr. Peck has served as
                                                                      President and Senior Financial Specialist
                                                                      for Financial Support Services, Inc. Mr.
                                                                      Peck has more than 20 years of experience
                                                                      in corporate finance, planning, project
                                                                      analysis and systems development.

Maynard Neil Aboguv       57    VP of Sales Mgmt  Director*           Mr. Aboguv has over 15 years of
                                                                      experience as a sales representative and
                                                                      manager for various companies
                                                                      representing several industries.

Jay Sanet                 52    V.P. Corp Dev.    Director*           Mr. Sanet has served as a Director since
                                                                      December, 1998. From 1996 to 1998, Mr.
                                                                      Sanet was a branch manager for First
                                                                      National Equity Group. In 1995 Mr. Sanet
                                                                      was a branch manager for Vision
                                                                      Investment Group. From 1994 to 1995 Mr.
                                                                      Sanet was a registered representative for
                                                                      Myers, Pollack & Robin. He actively
                                                                      assists the Company in identifying and
                                                                      exploring merger candidates.


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

         The Company intends to file with the Commission a definitive proxy statement for the 2002 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2001 or a later date to be determined by the Board of Directors of the Company.

Item 10. Executive Compensation

         The following table sets forth certain information concerning the annual and long-term compensation for services as officers to the Company for the fiscal year ended December 31, 2001.

2000        Harry DiFrancesco*        Pres. & Dir               $0.00        1,000,000

            Jay Sanet*                V.P. & Dir.               $0.00          125,000

            Andrew S. Peck*           Sect, Treas. & Dir        $0.00          100,000
                                                                                50,000

            Maynard N. Abguv*         V.P. & Dir.                           $     0.00

                      Name of               Capacity in           Salaries, Fees                Deferred        Shares of
Fiscal Year          Individual             which served          & Commissions     Bonuses    Compensation    Common Stock
-----------       ------------------      ------------------      --------------    -------    ------------    ------------
2001              Harry DiFrancesco*      Pres. & Dir                  $0.00                                     1,500,000

                  Jay Sanet*              V.P. & Dir.                  $0.00                                       225,000

                  Andrew S. Peck*         Sect, Treas. & Dir           $0.00                                       200,000


                  Maynard N. Abguv*       V.P. & Dir.                  $0.00                                        50,000


2002              Harry DiFrancesco*      Pres. & Dir                  $0.00                                          **

                  Jay Sanet*              V.P. & Dir.                  $0.00                                          **

                  Andrew S. Peck*         Sect, Treas. & Dir           $0.00                                          **

                  Maynard N. Abguv*       V.P. & Dir.                  $0.00                                          **


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


Item 11. Security Ownership of Certain Beneficial Owners and Management

(b) Security Ownership of Management


         --------------------------------------------------------------------------------------------
         Title of          Name and address                 Amount and nature         Percentage of
         class             of beneficial owners             of beneficial ownership   class
         --------------------------------------------------------------------------------------------
         Common Stock      Harry F. DiFrancesco             1,500,000 shares           9.7%
                           6365 N.W. 6th Way, Suite 160
                           Fort Lauderdale, Fl 33309
         --------------------------------------------------------------------------------------------
         Common Stock      Andrew Peck                      200,000                    1.29%
                           6365 N.W. 6th Way, Suite 160
                           Fort Lauderdale, Fl 33309
         --------------------------------------------------------------------------------------------
         Common Stock      Jay Sanet                        225,000                    .8%
                           6365 N.W. 6th Way, Suite 160
                           Fort Lauderdale, Fl 33309
         --------------------------------------------------------------------------------------------
         Common Stock      Maynard Neil Aboguv              50,000                     .3%
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


                                   NORSTAR GROUP, INC.

                                       (Registrant)

                                   By:


                                        Harry DiFrancesco, President and
                                        Chairman of the Board

                                         Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 22nd day of March 2001.

             Signature                      Title
       S/Harry DiFrancesco
----------------------------------          President and Chairman of the
         Harry DiFrancesco                  Board

       S/Andrew S. Peck
----------------------------------          Vice President of Finance, Director
         Andrew S. Peck                     and Secretary

         S/Jay Sanet
----------------------------------          Vice President Corporate
           Jay Sanet                        Development, Director

     S/Maynard Neil Aboguv
----------------------------------          Vice President Sales Management,
       Maynard Neil Aboguv                  Director