Form 10KSB40/A
period 2001-12-31
NORSTAR GROUP INC
filed 2002-04-02
CIK 1100356

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

TABLE OF CONTENTS


PART I..................................................................   3
  Item 1.   Business....................................................   3
            (b) Business of the Company.................................   3
            (i)  Membership.............................................   3
            (ii) Providers..............................................   4
            (iii) Market Overview.......................................   4
            (iv) Summary of Product Research and Development............   5
  Item 2.   Properties..................................................   6
  Item 102  (a) 1. Small Business Issuer engaged in significant mining
            operations:.................................................   6
  Item 3.   Legal Proceedings...........................................   7
  Item 4.   Submission of Matters to a Vote of Security Holders.........   7
PART II.................................................................   8
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   8
  Item 6.   Management's Discussion and Analysis or Plan of Operations..   8
  Item 7.   Financial Statements........................................   9
  Item 8.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................   8
PART III................................................................  10
  Item 9.   Directors and Executive Officers of the Registrant..........  10
  Item 10.  Executive Compensation......................................  11
  Item 11.  Security Ownership of Certain Beneficial Owners and
            Management..................................................  12
  Item 12.  Certain Relationships and Related Transactions..............  12
  Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................  13
SIGNATURES..............................................................  14

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

                  NorStar has spent approximately $72,000 during the last two fiscal years on research and development activities.

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

RESULTS OF OPERATIONS:

         Year ended December 31, 2001 as compared to year ended December 31, 2000.


         The company did not have any revenues during either the year ending December 31, 2001 or 2000. Management estimates that the Company will not begin to generate revenues from sales of memberships to subscribers until the third quarter of the year ending December 31, 2002.

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

                      NORSTAR GROUP, INC AND SUBSIDIARIES

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
                                                                          ------------

Commitments and contingencies

Stockholders' equity:
    Class A convertible preferred stock, par value $10 per
       share; 1,000,000 shares authorized; none issued                              --
    Class B preferred stock, par value $10 per share;
       1,000,000 shares authorized; none issued                                     --
    Common stock, par value $.01 per share; 150,000,000
       shares authorized; 20,743,825 shares issued and outstanding             207,438
    Additional paid-in capital                                               6,222,590
    Accumulated deficit                                                     (6,397,491)
                                                                          ------------
          Total stockholders' equity                                            32,537
                                                                          ------------

          Total                                                           $    242,974
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

                                        Date April 2, 2002


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

             Signature                      Title
      /s/ Harry DiFrancesco
----------------------------------          President and Chairman of the
         Harry DiFrancesco                  Board

      /s/ Andrew S. Peck
----------------------------------          Vice President of Finance, Director
         Andrew S. Peck                     and Secretary

       /s/ Jay Sanet
----------------------------------          Vice President Corporate
           Jay Sanet                        Development, Director

     /s/ Maynard Neil Aboguv
----------------------------------          Vice President Sales Management,
       Maynard Neil Aboguv                  Director