Form 10QSB
period 2002-03-31
NORSTAR GROUP INC
filed 2002-05-13
CIK 1100356

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _____ TO ______

COMMISSION FILE NUMBER 0-28399

NORSTAR GROUP, INC.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

UTAH	59-1643698

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

6365 NW 6TH WAY, SUITE 160, FORT LAUDERDALE, FLORIDA 33309
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 772-0240

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒   No    ☐

At March 31, 2002 there were issued and outstanding 20,743,825 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes    ☐   No    ☒

NorStar Group, Inc. and Subsidiaries

Index to Unaudited Condensed Financial Statements

PAGE

Part I — Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheet at March 31, 2002 (Unaudited)	F-2
	Condensed Consolidated Statements of Operations Three Months Ended March 31, 2002 and 2001 (Unaudited)	F-3
	Condensed Statement of Changes in Stockholders' Equity Three Months Ended March 31, 2002 (Unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2002 and 2001 (Unaudited)	F-5
	Notes to Condensed Consolidated Financial Statements	F-6/8

NorStar Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet
March 31, 2002 (Unaudited)

Assets
Current assets — cash	$3,363
Equipment, net of accumulated depreciation of $2,447	1,747
Capitalized web site development costs	238,391
Mineral rights, at estimated net realizable value	—

Total	$243,501

Liabilities and Stockholders’ Equity
Current liabilities:
Noninterest bearing demand notes payable to stockholders	$191,944
Accounts payable and accrued expenses	44,260

Total	236,204

Commitments and contingencies
Stockholders’ equity:
Class A convertible preferred stock, par value $10 per share; 1,000,000 shares authorized; none issued
Class B preferred stock, par value $10 per share; 1,000,000 shares authorized; none issued
Common stock, par value $.01 per share; 150,000,000 shares authorized; 20,743,825 shares issued and outstanding	207,438
Additional paid-in capital	6,222,590
Accumulated deficit	(6,422,731)

Total stockholders’ equity	7,297

Total	$243,501

See Notes to Condensed Consolidated Financial Statements.

NorStar Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Revenues	$—	$—

Operating expenses:
Selling		125,667
General and administrative	21,240	30,145
Research and development	4,000	17,000

Totals	25,240	172,812

Net loss	$(25,240)	$(172,812)

Basic net loss per common share	$—	$(.01)

Basic weighted average common shares outstanding	20,743,825	18,743,825

NorStar Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2002
(Unaudited)

	Common Stock
			Additional
	Number of		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2002	20,743,825	$207,438	$6,222,590	$(6,397,491)	$32,537
Net loss				(25,240)	(25,240)

Balance, March 31, 2002	20,743,825	$207,438	$6,222,590	$(6,422,731)	$7,297

See Notes to Condensed Consolidated Financial Statements.

NorStar Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Operating activities:
Net loss	$(25,240)	$(172,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation		125,667
Depreciation	350	350
Changes in operating liabilities — accounts payable and accrued expenses	(2,233)	6,800

Net cash used in operating activities	(27,123)	(39,995)
Financing activities — proceeds from issuance of notes payable to stockholders	28,000	34,809

Net increase (decrease) in cash	877	(5,186)
Cash, beginning of period	2,486	17,483

Cash, end of period	$3,363	$12,297

See Notes to Condensed Consolidated Financial Statements.

NorStar Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 —	Business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of NorStar Group, Inc. and its subsidiaries (the “Company”) as of March 31, 2002, and the Company’s results of operations and cash flows for the three months ended March 31, 2002 and 2001 and changes in stockholders’ equity for the three months ended March 31, 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended December 31, 2001.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. Management estimates that the Company will not begin to generate revenues from sales of memberships to subscribers until the third quarter of the year ending December 31, 2002. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of approximately $25,000 and $173,000 for the three months ended March 31, 2002 and 2001, respectively, although a substantial portion of the loss in 2001 was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of March 31, 2002, the Company had a cash balance of only $3,000, a working capital deficiency of $233,000 and an accumulated deficit of $6,423,000. Management believes that the Company will continue to incur net losses through at least March 31, 2003 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services and its proprietary virtual reality products as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NorStar Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 —	Business and basis of presentation (concluded):

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

Note 2 —	Earnings (loss) per common share:

As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the three months ended March 31, 2002 and 2001 and, accordingly, the assumed effects of the exercise of options granted to consultants in April 2000 that expired in April 2001 (see Note 5 herein) would have been anti-dilutive.

Note 3 —	Income taxes:

As of March 31, 2002, the Company had net operating loss carryforwards of approximately $6,423,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,569,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2002.

The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 2001. As a result of the increases in the valuation allowance of $10,000 and $69,000 during the three months ended March 31, 2002 and 2001, respectively, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses in those periods.

NorStar Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 —	Stock option plan:

On April 17, 2000, the Board of Directors approved a Stock Option Plan (the “Plan”), subject to ratification by the Company’s stockholders, whereby up to 2,000,000 shares of the Company’s common stock may be granted to key personnel in the form of incentive stock options and nonstatutory stock options, as defined under the Internal Revenue Code. Key personnel eligible for these awards may include all present and future employees of the Company and individuals who are consultants to the Company as well as nonemployee directors of the Company. Under the Plan, the exercise price of options must be at least 100% of the fair market value of the common stock on the date of grant (the exercise price of an incentive stock option for an optionee that holds more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant). The maximum term of any stock option granted may not exceed ten years (or five years for an optionee that holds 10% or more of the Company’s stock) from the date of grant.

As of May 3, 2002, no stock options had been awarded under the Plan.

Note 5 —	Consulting agreements

On April 17, 2000, the Company entered into agreements with three consultants that expired on April 17, 2001. Under these agreements, the consultants were, among other things, assisting the Company in finding businesses located primarily in England, other European countries and the Northeastern section of the United States that would advertise in and/or link to the Company’s online community. As of May 3, 2002, management of the Company and the consultants were negotiating, but had not consummated, extensions of these agreements,

As consideration for their services, the three consultants received options to purchase a total of 1,300,000 shares of the Company’s common stock that were exercisable at $.40 per share at any time during the terms of the consulting agreements. The options expired on April 17, 2001. As further explained in Note 8 of the notes to the Audited Financial Statements, the aggregate fair value of the options granted to the consultants as of the date of grant was $377,000. The Company recorded the aggregate fair value as unearned compensation which it amortized to expense over the period from April 17, 2000 to April 17, 2001.

*   *   *

Item 2 — Management’s Discussion and Analysis or Plan of Operations

     The following discussion regarding NorStar and its business and operations contains “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995. Such statements consists of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate.” “estimate” or “continue” or the negative thereof of other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements and thus it should not be assumed that silence by management of NorStar over time means that actual events are bearing out as estimated in such forward-looking statements.

OVERVIEW

     NorStar Group, Inc. was originally incorporated in the State of Utah in March 1961 as Florist Accounting Services, Inc., a finance company that was primarily engaged in factoring accounts receivables for florists in Utah. The name Florist Accounting Services, Inc. was changed to Luxor Group N.S. Inc. during 1971 and to Norstar Group, Inc during 1992. The Company was unable to develop a profitable operation and became inactive until April 1992. During the period from April 1992 through December 31, 1999 the Company acquired and/or began to develop and dispose of, several businesses and certain other investments. In 1998, the Company began the development of its Internet business which involves the creation of a portal to a cyber-city, an on-line community of “One Stop Shopping” for products, entertainment, education and business services. The on-line community is being developed through its two subsidiaries VeeAreCity.com, Inc. and VeeAreCity the Burbs.com, Inc. The portal is designed to provide the subscriber/member with access to several web browsers, a directory to thousands of stores, three dimensional virtual reality (“VR”) chat rooms, forums and game rooms, a VR dating service, a VR business conference room, specialty advertising rooms with VR activities and global e-mails that can be accessed through the web anywhere in the world. The Company intends to generate revenues from this business primarily through usage fees from certain of its activities and the sale of annual memberships to consumers who will be offered discounts on products and services through a provider network to be developed by the Company. The Company also holds mineral rights attributable to 17 claims that were acquired for gold mines located in the Gold Mountain mining district of Esmeralda County Nevada. However, management does not expect mining operations to become one of the Company’s core businesses. Management is attempting to find a joint venture partner to assist the Company in developing these claims.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS
ENDED MARCH 31, 2001

     The Company did not have any revenues for the three months ended March 31, 2002 and 2001. Management estimates that the Company will not begin to generate revenues from sales of memberships to subscribers until the third quarter of the year ending December 31, 2002.

     During the three months ended March 31, 2002, the Company’s operating expenses decreased by approximately $148,000 to approximately $25,000 from approximately $173,000 for the three months ended March 31, 2001. The primary cause of the decrease was non-cash charges incurred in 2001, but not in 2002, of approximately $126,000 relating to amortization of unearned compensation which resulted from the issuance of stock options to consultants relating to the agreements described below. In addition, the corporate overhead and research and development costs decreased by approximately $22,000 as a result of the Company reducing its corporate spending until such time as its financing is in place.

     On April 17, 2000, the Company entered into agreements with three consultants that expired on April 17, 2001. Under these agreements, the consultants, among other things, assist the Company in finding businesses located primarily in England, other European countries and the Northeastern section of the United States of America that would advertise in and/or link to the Company’s on-line community. The three consultants received options to purchase a total of 1,300,000 shares of the Company’s common stock that were exercisable at $.40 per share at any time during the term of the consulting agreements as consideration for their services.

     The aggregate fair value of the options granted to the consultants of $377,000 as of the date of the grant, as determined based on the Black-Scholes option-pricing model, was recorded as unearned compensation, which was later amortized to expense over the periods in which the related services were rendered, as required by accounting principles generally accepted in the United States of America. As a result, the Company incurred amortization expense associated with these agreements of approximately $126,000 during the three months ended March 31, 2001.

     As a result of the above, the Company incurred a loss of approximately $25,000 ($ — per share) for the three months ended March 31, 2002, as compared to approximately $173,000 ($.01 per share) for the three months ended March 31, 2001. The loss was based on the basic weighted average shares outstanding of 20,743,825 and 18,743,825 for the three months ended March 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

     NorStar’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. Management estimates that the Company will not begin to generate revenues from sales of memberships to subscribers until the third quarter of the year ending December 31, 2002. As shown in the condensed consolidated financial statements, the Company has continued to incur net losses, approximately $25,000 and $173,000 for the three months ended March 31, 2002 and 2001, respectively, although a substantial portion of the loss in 2001 was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of March 31, 2002, the Company had a cash balance of only $3,000, a working capital deficiency of approximately $233,000 and an accumulated deficit of $6,423,000. Management believes that the Company will continue to incur net losses through at least March 31, 2003 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services and its proprietary virtual reality products as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

     Management is attempting to obtain additional financing for the Company through the issuance of equity securities, loans from financial institutions and/or agreements with strategic partners. However, management cannot assure that the Company will be able to sell equity securities, obtain loans from financial institutions and/or form strategic alliances that will generate financing on acceptable terms. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some or all of its operations. During 2002 and 2001, the Company financed its operations primarily from its existing cash and or the proceeds of approximately $28,000 and $35,000, respectively, of notes from its stockholders.

     We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates and usage fees reflect increases in costs due to inflation.

     The Company believes the following trends, events and uncertainties could have a material impact on their short-term and/or long-term liquidity. The market for Internet discount services and product programs is relatively new and is evolving rapidly. NorStar’s future growth is dependent upon its ability to create, develop and distribute programs that are accepted by its clients as an integral part of their business model for communicating with their targeted audiences. Demand and market acceptance of discount products and service programs is dependent upon a number of factors, including the growth in consumer access to and acceptance of these programs, the willingness of service and product providers to offer their services and products to customers of NorStar at a discount, and NorStar’s ability to develop and maintain distribution channels to sell memberships to consumers. The failure of providers or consumers to participate in NorStar’s programs or substantial increases in the adequacy or availability of other programs could have a material and adverse impact on NorStar’s business, operating results and financial condition. In addition, NorStar does not have long-term contracts and needs to establish relationships with new vendors. As a result, providers of discounted services or products to NorStar’s members may unilaterally reduce the scope of, or terminate their relationships with NorStar. The termination of NorStar’s business relationship or a material reduction in the availability of services or products from any of NorStar’s significant providers or networks thereof or NorStar’s failure to develop significant new provider relationships would materially and adversely affect its business, operating results and financial condition.

NorStar believes that within the market niche it seeks to develop, the following known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on their net sales or revenues or income from their continuing operations will include the following: (i) The market for discounted products and services is characterized by rapid changes in participating companies, consumers and service provider requirements and preferences, new service and product introductions and evolving industry standards that could render NorStar’s existing service practices and methodologies obsolete; (ii) NorStar’s success will depend, in large part, on its ability to improve its existing services, develop new services and solutions that address the increasingly sophisticated and varied needs of NorStar’s clients, and respond to technological advances, emerging industry standards and practices, and competitive service offerings; and (iii) NorStar may not be successful in responding quickly, cost-effectively and sufficiently to these developments. If NorStar is unable, for technical, financial or other reasons, to adapt in a timely manner in response to changing market conditions or these requirements, its business, results of operations and financial condition would be materially adversely affected.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Default in Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)   There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORSTAR GROUP, INC

By: /s/ Harry DiFrancesco

Harry DiFrancesco
President

Date: March 31, 2002

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.

Signature	Position	Date

By: /s/ Harry DiFrancesco	President and Chairman of the Board	Date: March 31, 2002

Harry DiFrancesco

By: /s/ Andrew S. Peck	Vice President of Finance Secretary and Director	Date: March 31, 2002

Andrew S. Peck

By: /s/ Maynard Neil Abogov	Vice President of Sales and Management and Director	Date: March 31, 2002

Maynard Neil Abogov

By: /s/ Jay Sanet	Vice President of Corporate Development and Director	Date: March 31, 2002
Jay Sanet