Form 10QSB
period 2002-06-30
NORSTAR GROUP INC
filed 2002-08-14
CIK 1100356

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
               THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-28399


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

          4101 RAVENSWOOD RD, SUITE 128, FT. LAUDERDALE, FLORIDA 33312
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 772-0240

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
 SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS),
   AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]

         AT AUGUST 13, 2002 THERE WERE ISSUED AND OUTSTANDING 25,793,825
                             SHARES OF COMMON STOCK.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                                  NorStar Group, Inc. and Subsidiaries


                            Index to Unaudited Condensed Financial Statements
                            -------------------------------------------------

                                                                                                    PAGE
                                                                                                    ----
Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheet at June 30, 2002
              (Unaudited)                                                                            F-1

              Condensed Consolidated Statements of Operations
              Six and Three Months Ended June 30, 2002 and 2001 (Unaudited)                          F-2
                  Condensed Statement of Changes in Stockholders' Equity (Deficiency)
              Six Months Ended June 30, 2002 (Unaudited)                                             F-3

              Condensed Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2002 and 2001 (Unaudited)                                    F-4

              Notes to Condensed Consolidated Financial Statements (Unaudited)                     F-5/7


Part II - Other Information

Item 1.       Legal proceedings                                                                        6
Item 2.       Changes in Securities                                                                    6
Item 3.       Default in Senior Securities                                                             6
Item 4.       Submission of Matters to a Vote of Security Holders                                      6
Item 5.       Other Information                                                                        6
Item 6.       Exhibits and Reports on Form 8-K                                                         6

SIGNATURES                                                                                             7

                                                   2

                      NorStar Group, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                            June 30, 2002 (Unaudited)


                                     Assets
                                     ------

Current assets - cash                                               $     2,144
Equipment, net of accumulated depreciation of $2,797                      1,397
Capitalized web site development costs                                  238,391
Mineral rights, at estimated net realizable value                            --
                                                                    ------------

          Total                                                     $   241,932
                                                                    ============


                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities:
    Noninterest bearing demand notes payable to stockholders        $   204,944
    Accounts payable and accrued expenses                                37,896
                                                                    ------------
          Total                                                         242,840
                                                                    ------------

Commitments and contingencies

Stockholders' deficiency:
    Class A convertible preferred stock, par value $10 per
       share; 1,000,000 shares authorized; none issued                       --
    Class B preferred stock, par value $10 per share;
       1,000,000 shares authorized; none issued                              --
    Common stock, par value $.01 per share; 150,000,000
       shares authorized; 20,743,825 shares issued and outstanding      207,438
    Additional paid-in capital                                        6,222,590
    Accumulated deficit                                              (6,430,936)
                                                                    ------------
          Total stockholders' deficiency                                   (908)
                                                                    ------------

          Total                                                     $   241,932
                                                                    ============

See Notes to Condensed Consolidated Financial Statements.

                              NorStar Group, Inc. and Subsidiaries

                        Condensed Consolidated Statements of Operations
                       Six and Three Months Ended June 30, 2002 and 2001
                                          (Unaudited)

                                        Six Months Ended               Three Months Ended
                                             June 30,                        June 30,
                                  -----------------------------   -----------------------------
                                       2002            2001            2002            2001
                                  -------------   -------------   -------------   -------------
Revenues                          $         --    $         --    $         --    $         --
                                  -------------   -------------   -------------   -------------

Operating expenses:
    Selling                                 --         141,375              --          15,708
    General and administrative          28,804          50,202           7,564          20,057
    Research and development             4,641          32,799             641          15,799
                                  -------------   -------------   -------------   -------------
        Totals                          33,445         224,376           8,205          51,564
                                  -------------   -------------   -------------   -------------

Net loss                          $    (33,445)   $   (224,376)   $     (8,205)   $    (51,564)
                                  =============   =============   =============   =============

Basic net loss per common share   $       ( - )   $       (.01)   $       ( - )   $       ( - )
                                  =============   =============   =============   =============


Basic weighted average common
    shares outstanding              20,743,825      18,743,825      20,743,825      18,743,825
                                  =============   =============   =============   =============

See Notes to Condensed Consolidated Financial Statements.

                                              F-2

                              NorStar Group, Inc. and Subsidiaries

        Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                                 Six Months Ended June 30, 2002
                                           (Unaudited)

                                  Common Stock
                           --------------------------   Additional
                             Number of                   Paid-in      Accumulated
                              Shares        Amount       Capital        Deficit         Total
                           ------------  ------------  ------------  ------------   ------------
Balance, January 1, 2002    20,743,825   $   207,438   $ 6,222,590   $(6,397,491)   $    32,537

Net loss                            --            --            --       (33,445)       (33,445)
                           ------------  ------------  ------------  ------------   ------------

Balance, June 30, 2002      20,743,825   $   207,438   $ 6,222,590   $(6,430,936)   $      (908)
                           ============  ============  ============  ============   ============

See Notes to Condensed Consolidated Financial Statements.

                                              F-3

                        NorStar Group, Inc. and Subsidiaries

                   Condensed Consolidated Statements of Cash Flows
                       Six Months Ended June 30, 2002 and 2001
                                     (Unaudited)

                                                                 2002         2001
                                                              ----------   ----------
Operating activities:
     Net loss                                                 $ (33,445)   $(224,376)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Amortization of unearned compensation                        --      141,375
        Depreciation                                                700          700
        Changes in operating liabilities - accounts payable
           and accrued expenses                                  (8,597)      12,120
                                                              ----------   ----------
               Net cash used in operating activities            (41,342)     (70,181)

Financing activities - proceeds from issuance of notes
     payable to stockholders                                     41,000       66,809
                                                              ----------   ----------

Net decrease in cash                                               (342)      (3,372)

Cash, beginning of period                                         2,486       17,483
                                                              ----------   ----------

Cash, end of period                                           $   2,144    $  14,111
                                                              ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                                         F-4

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Business and basis of presentation:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of NorStar Group, Inc. and its subsidiaries (the "Company") as of June 30, 2002, and the Company's results of operations for the six and three months ended June 30, 2002 and 2001, changes in stockholders' equity (deficiency) for the six months ended June 30, 2002 and cash flows for the six months ended June 30, 2002 and 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2001.

         The results of operations for the six and three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. Management estimates that the Company will not begin to generate revenues from sales of memberships to subscribers until the fourth quarter of the year ending December 31, 2002. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of approximately $33,000 and $224,000 for the six months ended June 30, 2002 and 2001, respectively, although a substantial portion of the loss in 2001 was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of June 30, 2002, the Company had a cash balance of only $2,000, a working capital deficiency of $241,000 and an accumulated deficit of $6,431,000. Management believes that the Company will continue to incur net losses through at least June 30, 2002 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services and its proprietary virtual reality products as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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


Note 2 - Earnings (loss) per common share:

         As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had net losses for the six and three months ended June 30, 2002 and 2001 and, accordingly, the assumed effects of the exercise of options granted to consultants in April 2000 that expired in April 2001 (see Note 5 herein) would have been anti-dilutive.


Note 3 - Income taxes:

         As of June 30, 2002, the Company had net operating loss carryforwards of approximately $6,431,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,572,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2002.

         The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 2001. As a result of the increases in the valuation allowance of $13,000 and $89,000 during the six months ended June 30, 2002 and 2001, respectively, and $3,000 and $20,000 during the three months ended June 30, 2002 and 2001, respectively, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses in any of those periods.

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

         As of August 8, 2002, no stock options had been awarded under the Plan.


Note 5 - Consulting agreements:

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

         On July 25, 2002, the Company entered into new agreements with certain of these consultants as well as additional agreements with other consultants. Under these agreements, the consultants will be required to, among other things, assist the Company in finding businesses located primarily in Europe that would advertise in and/or link to the Company's online community in addition to performing web site development services. These agreements will expire on July 25, 2003. As consideration for their services, the consultants received a total of 4,800,000 shares of common stock with an aggregate fair market value of $96,000.


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

OVERVIEW

         NorStar Group, Inc. was originally incorporated in the State of Utah in March 1961 as Florist Accounting Services, Inc., a finance company that was primarily engaged in factoring accounts receivables for florists in Utah. The name Florist Accounting Services, Inc. was changed to Luxor Group N.S. during 1971 and to Norstar Group, Inc. during 1992. The Company was unable to develop a profitable operation and became inactive until April 1992. During the period from April 1992 through December 31, 1999, the Company acquired and/or began to develop and dispose of, several businesses and certain other investments. In 1998, the company began the development of its Internet business which involves the creation of a portal to a cyber-city, an on-line community of "One Stop Shopping" for products, entertainment, education and business services. The on-line community is being developed through its two subsidiaries VeeAreCity.com, Inc. and VeeAre City the Burbs.com, Inc. The portal is designed to provide subscriber/member with access to several web browsers, a directory to thousands of stores, three dimensional virtual reality ("VR") chat rooms, forums and game rooms, a VR dating service, VR business conference room, specialty advertising rooms with VR activities and global e-mails that can be accessed through the web anywhere in the world. The Company intends to generate revenues from this business primarily through the usage fees from certain of its activities and the sale of annual memberships to consumers who will be offered discounts on products and services through a provider network to be developed by the Company. Norstar is also continuing with ongoing research and development of its proprietary virtual reality products. The Company also holds mineral rights attributable to 17 claims that were acquired for gold mines located in the Gold Mountain mining district of Esmeralda County, Nevada. However, management does not expect mining operations to become one of the Company's core businesses. Management is attempting to find a joint venture partner to assist the Company in developing these claims.

RESULTS OF OPERATIONS:

         Six and Three months ended June 30, 2002 as compared to the Six and Three months ended June 30, 2001.

         The Company did not have any revenues during the six and three months ended June 30, 2002 and 2001. Management estimates that the Company will not generate revenues from sales of memberships to subscribers until the fourth quarter of the year ending December 31, 2002.

         During the six months ended June 30, 2002, the Company's operating expenses decreased by approximately $191,000 to approximately $33,000 from approximately $224,000 for the six months ended June 30, 2001. The primary cause of the decrease was non-cash charges of approximately $141,000 relating to amortization of unearned compensation, which resulted from the issuance of stock options to consultants relating to the agreements described below.

         On April 17, 2000, the Company entered into agreements with three consultants. Under these agreements, the consultants, among other things, assisted the Company in finding businesses located primarily in England, other European countries and the Northeastern section of the United States of America that would advertise in and/or link to the Company's on-line community. The three consultants received options to purchase a total of 1,300,000 shares of the Company's common stock that were exercisable at $.40 per share at any time during the term of the consulting agreements as consideration for their services. The options expired on April 17, 2001.

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

         In addition to the aforementioned agreements, the Company's operating expenses also were impacted by a reduction in corporate overhead and research and development costs of approximately $21,000 and $28,000, respectively, due to the Company's cash position.

         During the Three months ended June 30, 2002, the Company's operating expenses decreased by approximately $43,000 to approximately $8,000 from approximately $52,000 for the three months ended June 30, 2001. This decrease was primarily a result of the company reducing its corporate spending and research and development activities until which time its financing is in place.

         As a result of the above, the Company incurred a loss of approximately $33,000 and $8,000 for the six and three months ended June 30, 2002, respectively, as compared to approximately $224,000 and $52,000 for the comparable period ended June 30,2001.

(a)      Liquidity and Capital Resources

         NorStar's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. As shown in the condensed consolidated financial statements, the Company has continued to incur net losses, although a substantial portion of the losses was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of June 30, 2002, the Company had a cash balance of only $2,000, a working capital deficiency of approximately $241,000 and an accumulated deficit of $6,431,000. Management believes that the Company will continue to incur net losses through at least June 30, 2003 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services and development of its proprietary virtual reality products as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         Management is attempting to obtain additional financing for the Company through the issuance of equity securities, loans from financial institutions and/or agreements with strategic partners. However, management cannot assure that the Company will be able to sell equity securities, obtain loans from financial institutions and/or form strategic alliances that will generate financing on acceptable terms. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some or all of its operations. During the six months ended June 30, 2002 and 2001, the Company financed its operations from its existing cash reserves and/or the proceeds generated from the sale of notes to its stockholders of approximately $41,000 for the six months ended June 30, 2002 and $67,000 for the six months ended June 30, 2001.

         On July 25, 2002, the Company entered into agreements with certain consultants, who will be required to, among other things, assist the Company in finding businesses located primarily in Europe that would advertise in and/or link to the company's online community in addition to performing web site development services. These agreements will expire on July 25, 2003. As consideration for their services, the consultants received a total of 4,800,000 shares of common stock with an aggregate fair market value of $96,000.

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

                   None.

         Item 5.   Other Information

                   None.

         Item 6.   Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  Exhibit
                  Number                Description
                  -------               -----------

                  99.1 Certification of the Chief Executive Officer of Norstar Group, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of the Chief Financial Officer of Norstar Group, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                  (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended June 30, 2002.

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

                                           Date: August 14, 2002


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.

          Signature                      Position                         Date
          ---------                      --------                         ----
By: /s/ Harry DiFrancesco        President and Chairman          Date: August 14, 2002
   ------------------------      of the Board
    Harry DiFrancesco


By: /s/ Andrew S. Peck           Vice President of Finance       Date: August 14, 2002
   ------------------------      Secretary and Director
    Andrew S. Peck


By: /s/ Maynard Neil Abogov      Vice President of Sales         Date: August 14, 2002
   ------------------------      and Management and Director
    Maynard Neil Abogov


By: /s/ Jay Sanet                CEO and Director                Date: August 14, 2002
   ------------------------
    Jay Sanet