Form 10QSB
period 2002-09-30
NORSTAR GROUP INC
filed 2002-11-14
CIK 1100356

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002




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

         4101 RAVENSWOOD ROAD, SUITE 128, FORT LAUDERDALE, FLORIDA 33312
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 772-0240

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
  SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS),
   AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES [X]      NO [  ]

            AT, NOVEMBER 12, 2002 THERE WERE ISSUED AND OUTSTANDING
                       25,793,825 SHARES OF COMMON STOCK.

PART  I  -  FINANCIAL  INFORMATION




ITEM  1  -  FINANCIAL  STATEMENTS

      Condensed Consolidated Balance Sheet at September 30, 2002
      (Unaudited)                                                          F-2

      Condensed Consolidated Statements of Operations
      Nine and Three Months Ended September 30, 2002 and 2001 (Unaudited)  F-3

      Condensed Statement of Changes in Stockholders' Equity (Deficiency)
      Nine Months Ended September 30, 2002 (Unaudited)                     F-4

      Condensed Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 2002 and 2001 (Unaudited)            F-5

      Notes to Condensed Consolidated Financial Statements (Unaudited)     F-6/9


Item 2     Managements discussion and analysis of Plans of Operation
Item 3     Controls and Procedures

Part II - Other Information

Item 1.       Legal proceedings
Item 2.       Changes in Securities
Item 3.       Default in Senior Securities
Item 4.       Submission of Matters to a Vote of Security Holders
Item 5.       Other Information
Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES


                      NorStar Group, Inc. and Subsidiaries



                Index to Unaudited Condensed Financial Statements
                -------------------------------------------------



                                                                                  PAGE
                                                                                 ------
Part I - Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet at September 30, 2002
           (Unaudited)                                                            F-2

           Condensed Consolidated Statements of Operations
           Nine and Three Months Ended September 30, 2002 and 2001 (Unaudited)    F-3

           Condensed Statement of Changes in Stockholders' Equity (Deficiency)
           Nine Months Ended September 30, 2002 (Unaudited)                       F-4

             Condensed Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 2002 and 2001 (Unaudited)              F-5

           Notes to Condensed Consolidated Financial Statements (Unaudited)     F-6/9

                      NorStar Group, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                         September 30, 2002 (Unaudited)





                                     Assets
                                     ------

Current assets - cash                                            $     4,210
Equipment, net of accumulated depreciation of $3,147                   1,047
Capitalized web site development costs                               238,391
Mineral rights, at estimated net realizable value                          -
                                                                 ------------

      Total                                                      $   243,648
                                                                 ============


                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities:
  Noninterest bearing demand notes payable to stockholders       $   225,444
  Accounts payable and accrued expenses                               36,008
                                                                 ------------
      Total                                                          261,452
                                                                 ------------

Commitments and contingencies

Stockholders' deficiency:
  Class A convertible preferred stock, par value $10 per
    share; 1,000,000 shares authorized; none issued                        -
  Class B preferred stock, par value $10 per share;
    1,000,000 shares authorized; none issued                               -
  Common stock, par value $.01 per share; 150,000,000
    shares authorized; 25,793,825 shares issued and outstanding      257,938
  Additional paid-in capital                                       6,273,090
  Accumulated deficit                                             (6,465,454)
  Unearned compensation                                              (83,378)
                                                                 ------------
      Total stockholders' deficiency                                 (17,804)
                                                                 ------------

      Total                                                      $   243,648
                                                                 ============

            See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
             Nine and Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)





                                    Nine  Months  Ended         Three  Months  Ended
                                        September  30,              September  30,
                                 --------------------------  --------------------------
                                      2002         2001         2002           2001
                                    -------      -------       -------        -------
Revenues                          $     -      $     -       $    -        $    -
                                 ------------  ------------  ------------  ------------
Operating expenses:
  Selling                             17,622       142,375        17,622         1,000
  General and administrative          45,700        66,622        16,896        16,420
  Research and development             4,641        47,799                      15,000
                                 ------------  ------------  ------------  ------------
    Totals                            67,963       256,796        34,518        32,420
                                 ------------  ------------  ------------  ------------

Net loss                         $   (67,963)  $  (256,796)  $   (34,518)  $   (32,420)
                                 ============  ============  ============  ============

Basic net loss per common share  $       ( -)  $      (.01)  $       ( -)  $       ( -)
                                 ============  ============  ============  ============


Basic weighted average common
  shares outstanding              21,964,704    18,743,825    24,366,651    18,743,825
                                 ============  ============  ============  ============

            See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                      Nine Months Ended September 30, 2002
                                   (Unaudited)





                                   Common  Stock
                              ----------------------- Additional
                               Number  of               Paid-in    Accumulated     Unearned
                                 Shares      Amount     Capital      Deficit     Compensation   Total
                              ----------   ---------   ----------  ------------  ------------  --------

Balance, January 1, 2002      20,743,825   $ 207,438   $6,222,590  $(6,397,491)                $32,537

Issuance of shares of common
  stock to consultants         5,050,000      50,500       50,500                $ (101,000)

Amortization of unearned
  compensation                                                                       17,622     17,622

Net loss                                                               (67,963)                (67,963)
                              ----------   ---------   ----------  ------------  ------------ ---------
Balance, September 30, 2002   25,793,825     257,938   $6,273,090  $(6,465,454)  $  (83,378)  $(17,804)
                              ==========   ==========  ==========  ============  ===========  =========



            See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)






                                                           2002        2001
                                                         ---------  ----------

Operating activities:
  Net loss                                               $(67,963)  $(256,796)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of unearned compensation                  17,622     141,375
    Depreciation                                            1,050       1,050
    Changes in operating liabilities - accounts payable
      and accrued expenses                                (10,485)      2,862
                                                         ---------  ----------
        Net cash used in operating activities             (59,776)   (111,509)

Financing activities - proceeds from issuance of notes
  payable to stockholders                                  61,500      98,809
                                                         ---------  ----------

Net increase (decrease) in cash                             1,724     (12,700)

Cash, beginning of period                                   2,486      17,483
                                                         ---------  ----------

Cash, end of period                                      $  4,210   $   4,783
                                                         =========  ==========


            See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1  -  Business  and  basis  of  presentation:
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of NorStar Group, Inc. and its subsidiaries (the "Company") as of September 30, 2002, and the Company's results of operations for the nine and three months ended September 30, 2002 and 2001, changes in stockholders' equity (deficiency) for the nine months ended September 30, 2002 and cash flows for the nine months ended September 30, 2002 and 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2001.

     The results of operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of approximately $68,000 and $257,000 for the nine months ended September 30, 2002 and 2001, respectively, although a substantial portion of the loss in 2001 was attributable to non-cash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of September 30, 2002, the Company had a cash balance of only $4,000, a working capital deficiency of $257,000 and an accumulated deficit of $6,465,000. Management believes that the Company will continue to incur net losses through at least September 30, 2003 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services and its proprietary virtual reality products as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1  -  Business  and  basis  of  presentation  (concluded):
     Management is attempting to obtain additional financing for the Company through the issuance of equity securities, loans from financial institutions and/or agreements with strategic partners. Management is also evaluating an alternative whereby it would suspend the development of the Company's internet technology, at least temporarily, and search for another company that has had ongoing commercial operations that would merge with the Company and continue its business operations. However, management cannot assure that the Company will be able to sell equity securities, obtain loans from financial institutions and/or form strategic alliances that will generate financing for the further development of the Company's internet technology or enter into a merger agreement with an operating company on acceptable terms. If the Company is not able to obtain adequate financing or consummate a merger, it may have to curtail or terminate some or all of its operations.

     The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 2  -  Earnings  (loss)  per  common  share:
     As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had net losses for the nine and three months ended September 30, 2002 and 2001 and, accordingly, the assumed effects of the exercise of options granted to consultants in April 2000 that expired in April 2001 (see Note 5 herein) would have been anti-dilutive.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3  -  Income  taxes:
     As of September 30, 2002, the Company had net operating loss carryforwards of approximately $6,465,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,586,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2002.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3  -  Income  taxes  (concluded):
     The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 2001. As a result of the increases in the valuation allowance of $27,000 and $103,000 during the nine months ended September 30, 2002 and 2001, respectively, and $14,000 during both the three months ended September 30, 2002 and 2001, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses in any of those periods.


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

     As  of  November 4, 2002, no stock options had been awarded under the Plan.


Note 5  -  Consulting  agreements:
     On April 17, 2000, the Company entered into agreements with three consultants that expired on April 17, 2001. Under these agreements, the consultants were, among other things, assisting the Company in finding

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


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

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 5  -  Consulting  agreements  (concluded):
     On July 25, 2002, the Company entered into new agreements with certain of these consultants as well as additional agreements with other consultants. Under these agreements, the consultants will be required to, among other things, assist the Company in finding businesses located primarily in Europe that would advertise in and/or link to the Company's online community in addition to performing web site development services. These agreements will expire on July 25, 2003. As consideration for their services, the consultants received a total of 5,050,000 shares of common stock with an aggregate fair market value of $101,000. The Company recorded the aggregate fair value as unearned compensation which it will amortize to expense over the period from July 25, 2002 to July 25, 2003.


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

OVERVIEW

     NorStar Group, Inc. was originally incorporated in the State of Utah in March 1961 as Florist Accounting Services, Inc., a finance company that was primarily engaged in factoring accounts receivables for florists in Utah. The name Florist Accounting Services, Inc. was changed to Luxor Group N.S. during 1971 and to Norstar Group, Inc. during 1992. The Company was unable to develop a profitable operation and became inactive until April 1992. During the period from April 1992 through December 31, 1999, the Company acquired and/or began to develop and dispose of, several businesses and certain other investments. In 1998, the company began the development of its Internet business which involves the creation of a portal to a cyber-city, an on-line community of "One Stop Shopping" for products, entertainment, education and business services. The on-line community is being developed through its two subsidiaries VeeAreCity.com, Inc. and VeeAre City the Burbs.com, Inc. The portal is designed to provide the subscriber/member with access to several web browsers, a directory to thousands of stores, three dimensional virtual reality ("VR") chat rooms, forums and game rooms, a VR dating service, VR business conference room, specialty advertising rooms with VR activities and global e-mails that can be accessed through the web anywhere in the world. The Company also holds mineral rights attributable to 17 claims that were acquired for gold mines located in the Gold Mountain mining district of Esmeralda County Nevada. However, management does not expect mining operations to become one of the Company's core businesses. Management is attempting to find a joint venture partner to assist the Company in developing these claims. Presently management is also evaluating an alternative where it would suspend the development of the company's Internet technology, at least temporarily, and look for another company that has had ongoing commercial operations, that would merge with the company and continue its business operation.

RESULTS  OF  OPERATIONS:

     Nine and Three months ended September 30, 2002 as compared to the Nine and Three months ended September 30, 2001.

          The Company did not have any revenues during the nine and three months ended September 30, 2002 and 2001. Management estimates that the Company will not generate revenues from sales of memberships to subscribers for the near future.

     During the nine months ended September 30, 2002, the Company's operating expenses decreased by approximately $189,000 to approximately $68,000 from approximately $257,000 for the nine months ended September 30, 2002. The primary cause of the decrease was a decrease in non-cash charges of approximately $124,000 relating to amortization of unearned compensation, which resulted from the issuance of stock options to consultants relating to the agreements described below.

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

     The aggregate fair value of the options granted to the consultants of $377,000 as of the date of grant, as determined based on the Black-Scholes option-pricing model, was recorded as unearned compensation, which were amortized to expense over the periods in which the related services were rendered, as required by accounting principles generally accepted in the United States of America.


     On July 25, 2002, the Company entered into new agreements with certain of these consultants as well as additional agreements with other consultants. Under these agreements, the consultants will be required to, among things, assist the company in finding businesses located primarily in Europe that would advertise in and/or link to the Company's online community in addition to performing web site development services. These agreements will expire on July 25, 2003. As consideration for their services, the consultants received a total of 5,050,000 shares of common stock with an aggregate fair market value of $101,000. The Company recorded the aggregate fair market value as unearned compensation, which it will amortize to expense over the period from July 25, 2002 to July 25, 2003.


 In addition to the aforementioned agreements, the Company's operating expenses also were impacted by a reduction in corporate overhead and research and development costs of approximately $21,000 and $43,000, respectively, due to the Company's cash position.

     During the Three months ended September 30, 2002, the Company's operating expenses increased by approximately $3,000 to approximately $35,000 from approximately $32,000 for the three months ended September 30, 2001. This increase was primarily a result of the Company's consulting agreement that it entered into on July 25, 2002. Under such agreement the Company incurred a non-cash charge of $18,000.

     As a result of the above, the Company incurred a loss of approximately $68,000 and $35,000 for the nine and three months ended September 30, 2002, respectively, as compared to approximately $257,000 and $32,000 for the comparable period ended September 30, 2001.

(a)     Liquidity  and  Capital  Resources

          NorStar's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. As shown in the condensed consolidated financial statements, the Company has continued to incur net losses, although a substantial portion of the losses was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of September 30, 2002, the Company had a cash balance of only $4,000, a working capital deficiency of approximately $257,000 and an accumulated deficit of $6,465,000. Management believes that the Company will continue to incur net losses through at least September 30, 2003 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services and development of its proprietary virtual reality products as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     Management is attempting to obtain additional financing for the Company through the issuance of equity securities, loans from financial institutions and/or agreements with strategic partners. Management is also evaluating an alternative where it would suspend the operations of the Company's Internet technology, at least temporarily, and shall look for another Company that has had ongoing commercial operations, that would merge with the Company and continue its business operation. However, management cannot assure that the Company will be able to sell equity securities, obtain loans from financial institutions and/or form strategic alliances that will generate financing for the further development of the Company's Internet technology or enter into a merger agreement with an operating company on acceptable terms. If the Company is not able to obtain adequate financing, or consummate a merger, it may have to curtail or terminate some or all of its operations.

     During the nine months ended September 30, 2002, the Company financed its operations from its existing cash reserves and or the proceeds generated from the sale of notes to its stockholders of approximately $62,000 for the nine months ended September 30, 2002 and $99,000 for the nine months ended September 30, 2001.

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

Item 3 - CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Harry DiFrancesco, the Company's President and CEO and Andrew Peck, our Principal Accounting Officer, supervised and participated in this evaluation. Based on this evaluation, Messrs. DiFrancesco and Peck concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b) INTERNAL CONTROLS. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.


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


                  (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 2002.



SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NORSTAR  GROUP,  INC.


                                            By: /s/ Harry DiFrancesco

                                            Harry  DiFrancesco
                                            President

                                            Date:  November  12,  2002

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.


<BTB>

         Signature                               Position                            Date
         ---------                               --------                            ----

By: S/Harry  DiFrancesco                President  and  Chairman            Date:  November  12,  2002
    --------------------------             of  the  Board
      Harry  DiFrancesco


By:  S/Andrew  S.  Peck                Vice  President of Finance           Date:  November  12,  2002
     -------------------------             Secretary  and  Director
       Andrew  S.  Peck


By:  S/Maynard Neil Abogov             Vice  President of Sales             Date:  November  12,  2002
     ------------------------              and  Management  and  Director
       Maynard  Neil  Abogov


By:  S/Jay  Sanet                      CEO  and  Director                   Date:  November  12,  2002
     ------------------------
       Jay  Sanet