Form 10KSB
period 2002-12-31
NORSTAR GROUP INC
filed 2003-04-15
CIK 1100356

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               NORSTAR GROUP, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            UTAH                                                  59-1643698
-------------------------------                               ----------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

         4101 RAVENSWOOD ROAD, SUITE 128, FORT LAUDERDALE, FLORIDA 33312
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 772-0240

      SECURITIES REGISTERED UNDER SECTION 12 (B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12 (G) OF THE EXCHANGE ACT:

                          COMMON STOCK $ .01 PAR VALUE
                                (TITLE OF CLASS)

                 CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS
               REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE
                SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS
            (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED
             TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
                    FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]

CHECK IS THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF
    REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR
INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB
                    OR ANY AMENDMENT TO THIS FORM 10-KSB [X]

            STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:
                                      NONE

              AT, MARCH 15, 2003 THERE WERE ISSUED AND OUTSTANDING
               25,793,825 SHARES OF COMMON STOCK. THE APPROXIMATE
                    AGGREGATE MARKET VALUE OF THE VOTING AND
             NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE
                REGISTRANT, BASED UPON THE LAST SALE PRICE OF THE
                  COMMON STOCK REPORTED ON THE OVER-THE-COUNTER
               BULLETIN BOARD WAS $1,029,593 AS OF MARCH 15, 2002

     INCLUDED IN THIS COMPUTATION ARE SHARES HELD BY DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND THEIR ASSOCIATES AS A GROUP. SUCH INCLUSION DOES
   SIGNIFY THAT MEMBERS OF THIS GROUP ARE "AFFILIATES" OF OR CONTROLLED BY THE
                                    COMPANY.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                   YES__ NO X

                                TABLE OF CONTENTS

PART I ...................................................................    3
Item 1. Business .........................................................    3
Item 2. Properties .......................................................    4
Item 102 (a) 1. Small Business Issuer engaged in significant mining
operations: ..............................................................    4
Item 3. Legal Proceedings ................................................    4
Item 4. Submission of Matters to a Vote of Security Holders ..............    4

PART II ..................................................................    5
Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters ......................................................    5
Item 6. Management's Discussion and Analysis or Plan of
Operations................................................................    5
Item 7. Financial Statements .............................................    8
Item 8. Changes in and Disagreements With Accountants on Accounting
and Financial Disclosure .................................................   21

PART III..................................................................   21
Item 9. Directors and Executive Officers of the Registrant ...............   21
Item 10. Executive Compensation ..........................................   21
Item 11. Security Ownership of Certain Beneficial Owners and
Management ...............................................................   21
Item 12. Certain Relationships and Related Transactions ..................   21
Item 13. Exhibits and Financial Statements ...............................   22
Item 14. Controls and Procedures
SIGNATURES ...............................................................   23

PART I

Item 1. Business

We were originally incorporated in the State of Utah in March 1961 as Florist Accounting Services, Inc., a finance company that was primarily engaged in factoring accounts receivables for florists in Utah. The name Florist Accounting Services, Inc. was changed to Luxor Group N.S. during 1971 and to Norstar Group, Inc. during 1992. The Company was unable to develop a profitable operation and became inactive until April 1992. During the period from April 1992 through December 31, 1999, the Company acquired and/or began to develop and dispose of, several businesses and certain other investments. In 1998, the Company began the development of its Internet business which involves the creation of a portal to a cyber-city, an on-line community of "One Stop Shopping" for products, entertainment, education and business services. The on-line community is being developed through its two subsidiaries VeeAreCity.com, Inc. and VeeAre City the Burbs.com, Inc. The portal is designed to provide subscriber/member with access to several web browsers, a directory to thousands of stores, three dimensional virtual reality ("VR") chat rooms, forums and game rooms, a VR dating service, VR business conference room, specialty advertising rooms with VR activities and global e-mails that can be accessed through the web anywhere in the world. The Company also holds mineral rights attributable to 17 claims that were acquired for gold mines located in the Gold Mountain mining district of Esmeralda County Nevada. However, management does not expect mining operations to become one of the Company's core businesses. Management is attempting to find a joint venture partner to assist the Company in developing these claims. Presently management is also evaluating an alternative where it would suspend the operations of the company's Internet technology, at least temporarily, and shall look for another company that has had ongoing commercial operations, that would merge with the company and continue its business operation.

Item 2. Description of Property

NorStar's place of business is located at 4101 Ravenswood Road, Suite 128, Ft. Lauderdale, Florida 33312. The premises is described as a CBS and steel class A building/shared executive suite.

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

Climate
The climate is arid, dry and hot in summertime and windy and cold in November through January. However, snowfall is limited and in most cases would not interfere with mining operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of NorStar Group, Inc. during the fiscal year ended December 31, 2002.

PART II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters:

Our common stock is currently trades on the Over-The-Counter Bulletin Board("OTCBB") under the symbol "NSTG." The following table indicates the high and low bid sales prices for the equity for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included are as follows:

Year Quarter High Bid Low Bid
2002 1st 0.240 0.095
2002 2nd 0.200 0.060
2002 3rd 0.125 0.042
2002 4th 0.060 0.031
--------------------------------------------
2001 1st 0.85  0.43
2001 2nd 13/16 0.20
2001 3rd 7/16  0.24
2001 4th 0.85  0.85

(b) Holders
As of December 31,2002, the approximate number of shareholders of record of NorStar Common Stock is 269. This information was obtained from the Company's transfer agent.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Our consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. This section summarizes the critical accounting policies and the related judgments involved in their application.

Web site and development costs:
We account for costs incurred in connection with the development of a web site in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." Accordingly, all costs incurred in planning the development of a web site are expensed as incurred. Costs, other than general and administrative and overhead costs, incurred in the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, are capitalized. Fees paid to an Internet service provider for hosting a web site on its server(s) connected to the Internet are expensed over the estimated period of benefit. Other costs incurred during the operating stage, such as training, administration and maintenance costs, are expensed as incurred. Costs incurred during the operating stage for upgrades and enhancements of a web site are capitalized if it is probable that they will result in added functionality. Capitalized web site and development costs are amortized on a straight-line basis over their estimated useful life.

We previously capitalized costs of approximately $238,000 that were incurred prior to 2001 in connection with the acquisition and development of software in the application and infrastructure development stage and the enhancement of our web site. As of December 31, 2002, we had not been able to generate any revenues from our web site and management was uncertain as to whether we would be able to obtain sufficient resources to sustain its operations and fully develop our web services as initially planned. Accordingly, management reviewed the carrying value of our capitalized web site and development costs for impairment as of December 31, 2002 and determined the entire remaining carrying value was impaired. Accordingly, the accompanying 2002 consolidated statement of operations includes a noncash charge of $238,391 for the write-off of the carrying value of the impaired web site and development costs.

Impairment of long-lived assets:
Impairment losses on long-lived assets, such as capitalized web site and development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

Stock-based compensation:
In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), we will recognize compensation costs as a result of the issuance of stock options granted to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate measurement date) over the amount the employee must pay to acquire the stock. Therefore, we will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. We will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options granted to employees had been applied instead if such amounts differ materially from the historical amounts.

In accordance with SFAS 123, we will also recognize the cost of shares, options, warrants and other equity instruments issued to non-employees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost or another appropriate expense or prepaid expense, and a corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of options, warrants and similar equity instruments will be estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur. As a result, depending on how the market perceives any news regarding us or our earnings, as well as market conditions in general, it could have a material impact on the volatility we use in computing the value we place on these instruments.

Valuation of deferred tax assets:
We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset net deferred tax assets by an equivalent valuation allowance as of December 31, 2002.

RESULTS OF OPERATIONS:
Year ended December 31, 2002 as compared to year ended December 31, 2001.

The Company did not have any revenues during either year ended December 31, 2001 or 2002. Management estimates that the Company will not begin to generate revenues from sales of memberships to subscribers for the near future.

During the year ended December 31, 2002, our operating expenses decreased by approximately $35,000 to approximately $348,000 from approximately $383,000 for 2001. The primary cause of the decrease was non-cash charges of approximately $98,000 relating to (i) amortization of unearned compensation which resulted from the issuance of stock options to consultants relating to the agreements described below and (ii) services, compensation and other expenses paid through the issuance of common stock.

On April 17, 2000, we entered into agreements with three consultants. Under these agreements, the consultants will, among other things, assist us in finding businesses located primarily in England, other European countries and the Northeastern section of the United States of America that will advertise in and/or link to the Company's on-line community. The three consultants received options to purchase a total of 1,300,000 shares of the Company's common stock that will be exercisable at $.40 per share at any time during the term of the consulting agreements as consideration for their services.

The aggregate fair value of the options granted to the consultants of $377,000 as of the date of grant, as determined based on the Black-Scholes option-pricing model, was recorded as unearned compensation, which will be amortized to expense over the periods in which the related services are rendered, as required by generally accepted accounting principles in the United States of America.

On July 25, 2002, we entered into new agreements with certain of these consultants as well as additional agreements with other consultants. Under these agreements, the consultants will be required to, among things, assist the Company in finding businesses located primarily in Europe that would advertise in and/or link to the Company's online community in addition to performing web site development services. These agreements will expire on July 25, 2003. As consideration for their services, the consultants received a total of 5,050,000 shares of common stock with an aggregate fair market value of $101,000. We recorded the aggregate fair market value as unearned compensation, which will amortize to expense over the period from July 25, 2002 to July 25, 2003.

In addition, during 2001, we issued 2,000,000 shares of our common stock for professional and other services having a fair value of $80,000. The decrease in the aforementioned non-cash charges was offset by us writing off approximately $238,000 of previously capitalized web site and development costs.

In addition to the aforementioned non-cash items, our operating expenses also were impacted by a reduction in corporate overhead and research and development costs of approximately $28,000 and $67,000, respectively, due to our cash position.

LIQUIDITY AND CAPITAL RESOURCES:

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have not generated any significant revenues on a sustained basis from its current operations. As shown in the consolidated financial statements, we have continued to incur net losses, although a substantial portion of the losses was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of December 31, 2002, we had a cash balance of only $200, a working capital deficiency of approximately $273,000 and an accumulated deficit of $6,745,000. Management believes that we will continue to incur net losses through at least December 31, 2003 and that the Company will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services and development of its proprietary virtual reality products as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about our ability to continue as a going concern. Management is also evaluating an alternative where it would suspend the operations of the Company's Internet technology, at least temporarily, and shall look for another Company that has had ongoing commercial operations, that would merge with the Company and continue its business operation.

Management is attempting to obtain additional financing for us through the issuance of equity securities, loans from financial institutions and/or agreements with strategic partners. Management is also evaluating an alternative where it would suspend the operations of our Internet technology, at least temporarily, and shall look for another company that has had ongoing commercial operations, that would merge with us and continue its business operation.

However, management cannot assure that we will be able to sell equity securities, obtain loans from financial institutions and/or form strategic alliances that will generate financing for the further development of our Internet technology or enter into a merger agreement with an operating company on acceptable terms. If we are not able to obtain adequate financing, it may have to curtail or terminate some or all of its operations. During 2002, we financed our operations from its existing cash reserves and/or the proceeds generated from the sale of notes to its stockholders of approximately $64,500.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates and usage fees reflect increases in costs due to inflation

Item 7. Financial Statements

                      NorStar Group, Inc. and Subsidiaries

                          Index to Financial Statements
                          -----------------------------

                                                                          PAGE
                                                                          ----

Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheet
     December 31, 2002                                                     F-3

Consolidated Statements of Operations
     Years Ended December 31, 2002 and 2001                                F-4

Consolidated Statements of Stockholders' Equity (Deficiency)
     Years Ended December 2002 and 2001                                    F-5

Consolidated Statements of Cash Flows
     Years Ended December 31, 2002 and 2001                                F-6

Notes to Consolidated Financial Statements                                F-7/14

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Board of Directors and Stockholders
NorStar Group, Inc.

We have audited the accompanying consolidated balance sheet of NorStar Group, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorStar Group, Inc. and Subsidiaries as of December 31, 2002, and their results of operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring losses and negative net cash flows from operating activities, and it had a working capital deficiency and an accumulated deficit as of December 31, 2002. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                         J.H. Cohn LLP

Roseland, New Jersey
April 7, 2003

                      NorStar Group, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                                December 31, 2002

                                     Assets
                                     ------
Current assets - cash                                                       $       222
Equipment, net of accumulated depreciation of $3,495                                699
Capitalized web site and development costs, at estimated
    net realizable value                                                           --
Mineral rights, at estimated net realizable value                                  --
                                                                            -----------
          Total                                                             $       921
                                                                            ===========

                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities:
    Noninterest bearing demand notes payable to stockholders                $   228,444
    Accounts payable and accrued expenses                                        44,932
                                                                            -----------
          Total                                                                 273,376
                                                                            -----------

Commitments and contingencies

Stockholders' deficiency:
    Class A convertible preferred stock, par value $10 per
       share; 1,000,000 shares authorized; none issued                             --
    Class B preferred stock, par value $10 per share;
       1,000,000 shares authorized; none issued                                    --
    Common stock, par value $.01 per share; 150,000,000
       shares authorized; 25,793,825 shares issued and outstanding              257,938
    Additional paid-in capital                                                6,273,090
    Accumulated deficit                                                      (6,745,355)
    Unearned compensation                                                       (58,128)
                                                                            -----------
          Total stockholders' deficiency                                       (272,455)
                                                                            -----------

          Total                                                             $       921
                                                                            ===========

See Notes to Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                     Years Ended December 31, 2002 and 2001

                                                                   2002            2001
                                                              ------------    ------------
Revenues                                                      $       --      $       --
                                                              ------------    ------------

Operating expenses:
    Selling                                                         42,872         142,375
    General and administrative                                      61,960         168,404
    Research and development                                         4,641          71,799
    Write-off of capitalized web site and development costs        238,391
                                                              ------------    ------------
        Totals                                                     347,864         382,578
                                                              ------------    ------------

Net loss                                                      $   (347,864)   $   (382,578)
                                                              ============    ============

Basic net loss per common share                               $       (.02)   $       (.02)
                                                              ============    ============

Basic weighted average common shares outstanding                22,099,715      18,924,647
                                                              ============    ============

See Notes to Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

          Consolidated Statements of Stockholders' Equity (Deficiency)
                     Years Ended December 31, 2002 and 2001

                                           Common Stock
                                    --------------------------      Additional
                                     Number of                        Paid-in       Accumulated       Unearned
                                       Shares         Amount          Capital         Deficit       Compensation        Total
                                    ----------     -----------     -----------     ------------     ------------     -----------
Balance, January 1, 2001            18,743,825     $   187,438     $ 6,162,590     $(6,014,913)     $  (141,375)     $   193,740

Issuance of shares for payment
    of professional and other
    services                         2,000,000          20,000          60,000                                            80,000

Amortization of unearned com-
    pensation                                                                                           141,375          141,375

Net loss                                                                              (382,578)                         (382,578)
                                    ----------     -----------     -----------     -----------      -----------      -----------

Balance, December 31, 2001          20,743,825         207,438       6,222,590      (6,397,491)            --             32,537

Issuance of shares for payment
    of consultants                   5,050,000          50,500          50,500                         (101,000)

Amortization of unearned com-
    pensation                                                                                            42,872           42,872

Net loss                                                                              (347,864)                         (347,864)
                                    ----------     -----------     -----------     -----------      -----------      -----------

Balance, December 31, 2002          25,793,825     $   257,938     $ 6,273,090     $(6,745,355)     $   (58,128)     $  (272,455)
                                    ==========     ===========     ===========     ===========      ===========      ===========

See Notes to Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001

                                                                          2002           2001
                                                                       ---------      ---------
Operating activities:
     Net loss                                                          $(347,864)     $(382,578)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Services, compensation and other expenses
           paid through the issuance of common stock                                     80,000
        Amortization of unearned compensation                             42,872        141,375
        Depreciation                                                       1,398          1,398
        Write-off of capitalized web site and development costs          238,391
        Changes in operating liabilities - accounts payable
           and accrued expenses                                           (1,561)       (19,136)
                                                                       ---------      ---------
               Net cash used in operating activities                     (66,764)      (178,941)

Financing activities - proceeds from notes payable to stockholders        64,500        163,944
                                                                       ---------      ---------

Net decrease in cash                                                      (2,264)       (14,997)

Cash, beginning of year                                                    2,486         17,483
                                                                       ---------      ---------

Cash, end of year                                                      $     222      $   2,486
                                                                       =========      =========

Supplemental disclosure of cash flow information:
     Income taxes paid                                                 $    --        $    --
                                                                       =========      =========

     Interest paid                                                     $    --        $    --
                                                                       =========      =========

See Notes to Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1 - Business:

               NorStar Group, Inc. ("NorStar") was originally incorporated in the State of Utah during March 1961 as Florist Accounting Services, Inc. (the name Florist Accounting Services, Inc. was changed to Luxor Group N.S. Inc. during 1971 and to NorStar Group, Inc. during 1992). As of December 31, 2002, NorStar had two subsidiaries, VeeAreCity.com, Inc. ("VeeAreCity") and VeeAreCity The Burbs.com, Inc. ("The Burbs"), both of which were wholly-owned. As used herein, the "Company" refers to NorStar or NorStar together with VeeAreCity, The Burbs and/or certain other subsidiaries that had been acquired and disposed of by NorStar prior to December 31, 2002.

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

               As of December 31, 2002 and during the years ended December 31, 2002 and 2001, the Company was primarily engaged, through VeeAreCity and The Burbs, in an attempt to develop an Internet business that it started in 1998. The Internet business involves the creation of a portal to a cyber-city, online community of "One Stop Shopping" for products, entertainment, education and business services. The portal is intended to provide the subscriber/member with access to several web browsers, a directory of thousands of stores, three dimensional virtual reality ("VR") chat rooms, forums and game rooms, a VR dating service, VR business conference rooms, specialty advertising rooms with VR activities and global e-mail services that can be accessed through the web anywhere in the world. The Company intends to generate revenues from this business primarily through usage fees from certain of its activities and the sale of annual memberships to consumers who will be offered discounts on products and services through a provider network to be developed by the Company.

               As of December 31, 2002, the Company also held the mineral rights attributable to 17 claims that were acquired on April 29, 1992 for gold mines located in the Gold Mountain mining district of Esmeralda County, Nevada (see Note 3). However, management does not expect mining operations to become one of the Company's core businesses. Management is attempting to find a joint venture partner to assist the Company in developing these claims. If a joint venture partner cannot be found, management expects that the Company will continue to hold the claims as an investment.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 2 - Summary of significant accounting policies:
           Basis of presentation:

               The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. As shown in the accompanying consolidated financial statements, the Company incurred net losses of approximately $348,000 and $383,000 and negative net cash flows from operating activities of $67,000 and $179,000 in 2002 and 2001, respectively, although a substantial portion of the losses and negative net cash flows were attributable to noncash charges for the write-off of previously capitalized web site and development costs and the fair value of shares and stock options issued for services, compensation and other expenses. As of December 31, 2002, the Company had a cash balance of only $200, a working capital deficiency of approximately $273,000 and an accumulated deficit of $6,745,000. Management believes that the Company will continue to incur net losses through at least December 31, 2003 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

          Equipment:
               Equipment is stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and amounted to $1,398 in both 2002 and 2001.

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

               The Company capitalized costs of approximately $238,000 that were incurred prior to 2001 in connection with the acquisition and development of software in the application and infrastructure development stage and the enhancement of its web sites. As of December 31, 2002, the Company had not been able to generate any revenues from its web site and management was uncertain as to whether the Company would be able to obtain sufficient resources to sustain its operations and fully develop its web services as initially planned. Accordingly, management reviewed the carrying value of the Company's capitalized web site and development costs for impairment as of December 31, 2002 and determined the entire remaining carrying value was impaired. Accordingly, the ac-companying 2002 consolidated statement of operations includes a noncash charge of $238,391 for the write-off of the carrying value of the impaired web site and development costs.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 2 - Summary of significant accounting policies (continued):
          Impairment of long-lived assets:
               Impairment losses on long-lived assets, such as capitalized web site and development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

          Advertising:
               The Company expenses the cost of advertising and promotions as incurred. Advertising costs, which are included in selling expenses and charged to operations, were immaterial during 2002 and 2001.

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

          Net earnings (loss) per share:
               The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in 2002 and 2001 and, accordingly, the assumed effects of the exercise of options that were granted to consultants in April 2000 and expired in April 2001 (see Note 8) would have been anti-dilutive.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 2 - Summary of significant accounting policies (continued):
          Stock-based compensation:
               In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options granted to employees had been applied instead if such amounts differ materially from the historical amounts.

               In accordance with SFAS 123, the Company will also recognize the cost of shares, options, warrants and other equity instruments issued to nonemployees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost (or another appropriate expense or prepaid expense account) and a corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of options, warrants and similar equity instruments will be estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur.

          Recent accounting pronouncements:
               In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS 144 provides guidance on the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and other previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. The adoption of SFAS 144 by the Company as of January 1, 2002 did not have a material impact on the Company's consolidated financial position or results of operations.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 2 - Summary of significant accounting policies (concluded):
          Recent accounting pronouncements (concluded):
               In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its consolidated financial statements.

               The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of December 31, 2002 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2002 and 2001, and it does not believe that any of those pronouncements will have a significant impact on the Company's consolidated financial statements at the time they become effective.

Note 3 - Investment in mineral rights:
               The Company acquired the mineral rights attributable to its gold mining claims (see Note 1) on April 29, 1992 for shares of common stock with a fair value of $400,000. Subsequently, the Company also paid total fees of $200,000 to the former owner for consulting services related to the development of the claims. Although, as explained in Note 1, management is still attempting to find a joint venture partner to assist the Company in developing these claims, it has not been able to find one. Based on the inability to find a joint venture partner and the uncertainties related to the Company's ability to generate profitable mining operations, the Company wrote off the carrying value of the investment prior to January 1, 2001.

Note 4 - Income taxes:
               As of December 31, 2002, the Company had net operating loss carryforwards of approximately $6,745,000 available to reduce future Federal taxable income which will expire at various dates through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,698,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2002.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 4 - Income taxes (concluded):
               The Company had also offset the potential benefits of approximately $2,559,000 and $2,406,000 from net operating loss carryforwards by equivalent valuation allowances as of December 31, 2001 and 2000, respectively. As a result of the increases in the valuation allowance of $139,000 and $153,000 in 2002 and 2001, respectively, the Company did not recognize any credits for income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses in those years.

Note 5 - Concentrations of credit risk:
               Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains cash in bank deposit and other accounts the balances of which, at times, may exceed Federal insurance limits. At December 31, 2002, such cash balances did not exceed Federal insurance limits. Exposure to credit risk is reduced by placing such deposits in major financial institutions and monitoring their credit ratings.

Note 6 - Preferred stock:
               The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of Class A preferred stock and 1,000,000 shares of Class B preferred stock. No shares of preferred stock had been issued as of December 31, 2002. Each share of Class A and Class B preferred stock is nonvoting; is entitled to an annual dividend, as may be declared by the Company's board of directors, of 10% that is cumulative; has a par value of $10 per share; and has a preference in liquidation equal to its par value plus all declared but unpaid dividends. Each share of Class A preferred stock is convertible at any time into five shares of the Company's common stock.

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

               As of April 7, 2003, no stock options had been awarded under the Plan.

                      NorStar Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

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

               On July 25, 2002, the Company entered into new agreements with certain of these consultants as well as additional agreements with other consultants. Under these agreements, the consultants will be required to, among other things, assist the Company in finding businesses located primarily in Europe that would advertise in and/or link to the Company's online community in addition to performing web site development services. These agreements will expire on July 25, 2003. As consideration for their services, the consultants received a total of 5,050,000 shares of common stock with an aggregate fair market value of $101,000. The Company recorded the aggregate fair value as unearned compensation which it is amortizing to expense over the period from July 25, 2002 to July 25, 2003.

Note 9 - Fair value of financial instruments:
               The Company's material financial instruments at December 31, 2002 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash, accounts payable and notes payable to stockholders. In the opinion of management, cash and accounts payable were carried at fair values because of their liquidity and/or short-term maturities. Because of the relationship of the Company and its stockholders, there is no practical method that can be used to determine the fair value of the notes payable to stockholders.

                                      * * *

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

None

Part III

Item 9. Directors and Executive Officers of the Registrant
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                    AGE          TITLE DIRECTORSHIP                           FIVE YEARS BUSINESS EXPERIENCE
--------------------    ---   --------------------------------                    ------------------------------
Harry F. DiFrancesco    76    President Chairman of Bd              *In 1965 Mr. DiFrancesco was Chairman, CEO and President of
                                                                    DiFrancesco Construction Company. From 1970 to 1975,
                                                                    Mr.DiFrancesco established and operated a shoe manufacturing company in Brazil. From 1979 to 1988, Mr. DiFrancesco was
                                                                    Chairman of the Board of International Jewelry Manufacturing
                                                                    Corp. an importer and wholesaler of diamonds. Mr.DiFrancesco has more than 40 years of business experience in real estate development, importing and jewelry manufacturing and sales

Andrew S. Peck          57    V.P. of Finance Dir. & Secretary      *Since 1990, Mr. Peck has served as President and Senior
                                                                    Financial Specialist for Financial Support Services, Inc.
                                                                    Mr. Peck has more than 20 years of experience in corporate finance, planning, project analysis and systems development.

Jay Sanet               53    CEO & Director                        *Mr. Sanet has served as a Director since December, 1998.
                                                                    From 1996 to 1998, Mr. Sanet was a branch manager for First
                                                                    National Equity Group. In 1995 Mr. Sanet was a branch
                                                                    manager for Vision Investment Group. From 1994 to 1995 Mr.
                                                                    Sanet was a registered representative for Myers, Pollack &
                                                                    Robin. He actively assists the Company in identifying and
                                                                    exploring merger candidates.

Maynard Neil Aboguv     58    VP of Sales Mgmt Director*            *Mr. Aboguv has over 15 years of experience as a sales
                                                                    representative and manager for various companies
                                                                    representing several industries.


* Each Director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified. The directors of NorStar hold no other directorship in any other reporting company. There are no family relationships among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Item 10. Executive Compensation.

The following table sets forth certain information concerning the annual and long-term compensation for services as officers to the Company for the fiscal year ended December 31, 2002.


  Fiscal    Name of              Capacity in          Salaries, Fees               Deferred       Shares of
  Year      Individual           which served         & Commissions    Bonuses   Compensation    Common Stock
--------    ------------------   ------------------   --------------   -------   ------------    ------------
2001
            Harry DiFrancesco*   Pres. & Dir              $0.00                                   1,500,000
            Jay Sanet*           V.P. & Dir.              $0.00                                     125,000
            Andrew S. Peck*      Sect, Treas. & Dir       $0.00                                     200,000
            Maynard N. Abguv*    V.P. & Dir.              $0.00                                      50,000
2002
           Harry DiFrancesco*    Pres. & Dir              $0.00                                   1,500,000
           Jay Sanet*            V.P. & Dir.              $0.00                                     125,000
           Andrew S. Peck*       Sect, Treas. & Dir       $0.00                                     200,000
           Maynard N. Abguv*     V.P. & Dir.              $0.00                                      50,000


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

Item 11. Security Ownership of Certain Beneficial Owners and Management
(b) Security Ownership of Management


Title of class   Name and address                  Amount and nature            Percentage of class
                 of beneficial owners              of beneficial ownership
--------------   ---------------------             -----------------------      -------------------
Common Stock     Harry F. DiFrancesco                  1,500,000 shares         0.05%
                 4101 Ravenswood Road, Suite 128
                 Fort Lauderdale, Fl 33312
---------------------------------------------------------------------------------------------------
Common Stock     Andrew Peck                             200,000 shares         0.01%
                 4101 Ravenswood Road, Suite 128
                 Fort Lauderdale, Fl 33312
---------------------------------------------------------------------------------------------------
Common Stock     Jay Sanet                               125,000 shares         0.00%
                 4101 Ravenswood Road, Suite 128
                 Fort Lauderdale, Fl 33312
---------------------------------------------------------------------------------------------------
Common Stock     Maynard Neil Aboguv                      50,000 shares         0.00%
                 4101 Ravenswood Road, Suite 128
                 Fort Lauderdale, Fl 33312

(c) Change in Control

There are no arrangements, including any pledge by any person of securities of NorStar or any of its parents, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The exhibits listed below are incorporated by reference as previously filed with the Form 10-SB:

Exhibit No.    Description
-----------    -----------
3.1            Articles of Incorporation as filed with the Utah Secretary of State
3.1(i)         By-laws
3.1 (ii)       Specimen Stock Certificate
4(a)           Certificate of Existence and Good Standing Status
4(b)           Certificate to do business as a Foreign Corporation in the State of Florida


Item 14. Control and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Annual Report on form 10-KSB, we carried out an evaluation, under the supervision and the participation of our management including our Chief Executive Officer of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be in our periodic SEC filings.

(b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequesnt to the date of our evaluation.

                                                                    EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                 CERTIFICATIONS

I, Jay Sanet, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Norstar Group, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal codes which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Jay Sanet

-----------------------
    CEO

                                                                    EXHIBIT 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                 CERTIFICATIONS

I, Andrew S. Peck, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Norstar Group, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal codes which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Andrew S. Peck
----------------------
   CFO

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORSTAR GROUP, INC.

(Registrant) By:

Harry DiFrancesco, President and
Chairman of the Board
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 15 day of April 2003.

Signature                                 Title

/s/ Harry DiFrancesco
----------------------------------        President and Chairman of the
Harry DiFrancesco Board

/s/ Andrew S. Peck
----------------------------------        Vice President of Finance, Director
Andrew S. Peck and Secretary

/s/ Jay Sanet
----------------------------------
Jay Sanet                                 CEO, Director

/s/ Maynard Neil Aboguv
----------------------------------        Vice President Sales Management,