Form 10QSB
period 2003-03-31
NORSTAR GROUP INC
filed 2003-05-16
CIK 1100356

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
               THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

                             COMMISSION FILE NUMBER


                               NORSTAR GROUP, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



                UTAH                                   59-1643698
                ----                                   ----------
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

         4101 Ravenswood Road, Suite 128, Ft. Lauderdale, Florida   33312
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

                                 Yes [X] No [ ]

At March 31, 2003 there were issued and outstanding 25,793,825 shares of Common
                                     Stock.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                      NorStar Group, Inc. and Subsidiaries
                                Table of Contents


Part I- Financial Information

Item 1.     Financial Statements
Item 2.     Management's Discussion and Analysis or Plan of Operation
Item 3.     Controls and Procedures


Part II - Other Information

Item 1.       Legal proceedings
Item 2.       Changes in Securities
Item 3.       Defaults Upon Senior Securities
Item 4.       Submission of Matters to a Vote of Security Holders
Item 5.       Other Information
Item 6.       Exhibits and Reports on Form 8-K

Signatures
Certifications

Part  I- Financial Information:

Item 1. Financial Statements


                Index to Unaudited Condensed Financial Statements
                -------------------------------------------------

                                                                            PAGE
                                                                            ----

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at March 31, 2003
         (Unaudited)                                                         F-2

         Condensed Consolidated Statements of Operations
         Three Months Ended March 31, 2003 and 2002 (Unaudited)              F-3

         Condensed Statement of Changes in Stockholders' Deficiency
         Three Months Ended March 31, 2003 (Unaudited)                       F-4

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2003 and 2002 (Unaudited)              F-5

         Notes to Condensed Consolidated Financial Statements (Unaudited)  F-6/8

                      NorStar Group, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                           March 31, 2003 (Unaudited)

                                               Assets

Current assets - cash                                                                                         $       5,489
Equipment, net of accumulated depreciation of $3,845                                                                    349
Capitalized web site development costs, at estimated net realizable value                                        -
Mineral rights, at estimated net realizable value                                                                -
                                                                                                             --------------

          Total                                                                                              $        5,838
                                                                                                             ==============


                              Liabilities and Stockholders' Deficiency

Current liabilities:
    Noninterest bearing demand notes payable to stockholders                                                   $    237,444
    Accounts payable and accrued expenses                                                                            49,838
                                                                                                             --------------
          Total                                                                                                     287,282
                                                                                                             --------------

Commitments and contingencies

Stockholders' deficiency:
    Class A convertible preferred stock, par value $10 per
       share; 1,000,000 shares authorized; none issued                                                            -
    Class B preferred stock, par value $10 per share;
       1,000,000 shares authorized; none issued                                                                   -
    Common stock, par value $.01 per share; 150,000,000
       shares authorized; 25,793,825 shares issued and outstanding                                                  257,938
    Additional paid-in capital                                                                                    6,273,090
    Accumulated deficit                                                                                          (6,779,594)
    Unearned compensation                                                                                           (32,878)
                                                                                                             --------------
          Total stockholders' deficiency                                                                           (281,444)
                                                                                                             --------------

          Total                                                                                              $        5,838
                                                                                                             ==============







See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                               2003              2002
                                           -------------     -------------
Revenues                                   $     -           $    -
                                           -------------     -------------

Operating expenses:
    Selling                                       25,250
    General and administrative                     8,989            21,240
    Research and development                                         4,000
                                           -------------     -------------
        Totals                                    34,239            25,240
                                           -------------     -------------

Net loss                                        $(34,239)         $(25,240)
                                           =============     =============

Basic net loss per common share                   $( - )            $( - )
                                           =============     =============


Basic weighted average common
    shares outstanding                        25,793,825        20,743,825
                                           =============     =============



See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

     Condensed Consolidated Statement of Changes in Stockholders' Deficiency
                        Three Months Ended March 31, 2003
                                   (Unaudited)


                                              Common Stock
                                       -------------------------     Additional                        Unearned
                                         Number of                    Paid-in       Accumulated        Compen-
                                          Shares       Amount         Capital          Deficit         sation        Total
                                       ------------   ---------    -------------- --------------    -----------   ----------
Balance, January 1, 2003                 25,793,825     $257,938      $6,273,090    $(6,745,355)      $(58,128)   $(272,455)

Amortization of unearned
     compensation                                                                                       25,250       25,250

Net loss                                                                                (34,239)                    (34,239)
                                         ----------     --------      ----------    -----------       --------    ---------

Balance, March 31, 2003                  25,793,825     $257,938      $6,273,090    $(6,779,594)      $(32,878)   $(281,444)
                                         ==========     ========      ==========    ===========       ========    =========



See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                                                 2003                2002
                                                                                              ----------         ----------
Operating activities:
     Net loss                                                                                   $(34,239)          $(25,240)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Amortization of unearned compensation                                                     25,250
        Depreciation                                                                                 350                350
        Changes in operating liabilities - accounts payable
           and accrued expenses                                                                    4,906             (2,233)
                                                                                              ----------         ----------
               Net cash used in operating activities                                              (3,733)           (27,123)

Financing activities - proceeds from issuance of notes
     payable to stockholders                                                                       9,000             28,000
                                                                                              ----------          ---------

Net increase in cash                                                                               5,267                877

Cash, beginning of period                                                                            222              2,486
                                                                                             -----------         ----------

Cash, end of period                                                                            $   5,489          $   3,363
                                                                                               =========          =========


See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Business and basis of presentation:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of NorStar Group, Inc. and its subsidiaries (the "Company") as of March 31, 2003, and the Company's results of operations and cash flows for the three months ended March 31, 2003 and 2002 and changes in stockholders' deficiency for the three months ended March 31, 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2002.

            The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

            The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of approximately $34,000 and $25,000 for the three months ended March 31, 2003 and 2002, respectively, although a substantial portion of the loss in 2003 was attributable to the amortization of noncash charges for the fair value of shares and stock options previously issued for services, compensation and other expenses. As of March 31, 2003, the Company had a cash balance of only $5,000, a working capital deficiency of $282,000 and an accumulated deficit of $6,780,000. Management believes that the Company will continue to incur net losses through at least March 31, 2004 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Business and basis of presentation (concluded):

            Management is attempting to obtain additional financing for the Company through the issuance of equity securities, loans from financial institutions and/or agreements with strategic partners. However, management is also evaluating an alternative whereby it would suspend the development of the Company's internet technology, at least temporarily, and search for another company that has had ongoing commercial operations that would merge with the Company and continue its business operations. Management cannot assure that the Company will be able to sell equity securities, obtain loans from financial institutions and/or form strategic alliances that will generate financing for the further development of the Company's internet technology or enter into a merger agreement with an operating company on acceptable terms. If the Company is not able to obtain adequate financing or consummate a merger, it may have to curtail or terminate some or all of its operations.

            The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 2 - Earnings (loss) per common share:

            As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company did not have any potentially dilutive common shares outstanding during the three months ended March 31, 2003 and 2002.


Note 3 - Income taxes:

            As of March 31, 2003, the Company had net operating loss carryforwards of approximately $6,780,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2023. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,712,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2003.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Income taxes (concluded):

            The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 2002. As a result of the increases in the valuation allowance of $14,000 and $10,000 during the three months ended March 31, 2003 and 2002, respectively, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses in any of those periods.


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

            As of May 13, 2003, no stock options had been awarded under the Plan.



                                      * * *

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion regarding our business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995. Such statements consists of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof of other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management, over time, means that actual events are bearing out as estimated in such forward-looking statements


CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Our condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. No events have occurred during the current period, which in our judgment would impact, either positively or negatively, our critical accounting policies and estimates that were detailed in our Annual Report previously filed with The Securities and Exchange Commission on Form 10-KSB.

RESULTS OF OPERATIONS:

Three months ended March 31, 2003 as compared to the Three months ended March 31, 2002.

The Company did not have any revenues during either period. Management estimates that the Company will not begin to generate revenues from sales of memberships to subscribers for the near future.

During the three months ended March 31, 2003, our operating expenses increased by approximately $9,000 to approximately $34,000 from approximately $25,000 for three months ended March 31, 2002. The primary cause of the increase was non-cash charges of approximately $25,000 relating to amortization of unearned compensation which resulted from the issuance of shares of common stock to consultants relating to the agreements described below.

On July 25, 2002, we entered into various agreements with certain consultants. Under these agreements, the consultants will be required to, among things, assist us in finding businesses located primarily in Europe that would advertise in and/or link to the our online community in addition to performing website development services. These agreements will expire on July 25, 2003. As consideration for their services, the consultants received a total of 5,050,000 shares of common stock with an aggregate fair market value of $101,000. We recorded the aggregate fair market value as unearned compensation, which is being amortized to expense over the period from July 25, 2002 to July 25, 2003.



LIQUIDITY AND CAPITAL RESOURCES:

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have not generated any significant revenues on a sustained basis from our current operations. As shown in the condensed consolidated financial statements, we have continued to incur net losses of approximately $34,000 and $25,000 for the three months ended March 31, 2003 and 2002, respectively, although a substantial portion of the loss in 2003 was attributable to the amortization of non-cash charges for the fair value of shares and stock options previously issued for services, compensation and other expenses. As of March 31, 2003, we had a cash balance of only $5,000, a working capital deficiency of approximately $282,000 and an accumulated deficit of $6,780,000. We believe that we will continue to incur net losses through at least March 31, 2004 and that we will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop our web services as initially planned and sustain our operations until we can achieve profitability and generate cash flows from our operating activities on a recurring basis. These matters raise substantial doubt about our ability to continue as a going concern.

We are is attempting to obtain additional financing for us through the issuance of equity securities, loans from financial institutions and/or agreements with strategic partners. However, we are is also evaluating an alternative where we would suspend the operations of our Internet technology, at least temporarily, and look for another company that has had ongoing commercial operations, that would merge with us and continue its business operation. We cannot assure that we will be able to sell equity securities, obtain loans from financial institutions and/or form strategic alliances that will generate financing for the further development of our

Internet technology or enter into a merger agreement with an operating company on acceptable terms. If we are not able to obtain adequate financing, we may have to curtail or terminate some or all of its operations.

During the three months ended March 31, 2003 and 2002, we financed our operations from our existing cash reserves and/or the proceeds generated from the sale of notes to our stockholders of approximately $9,000 and $28,000, respectively.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates and usage fees reflect increases in costs due to inflation

Item 3. Control and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and the participation of our management including our Chief Executive Officer of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be in our periodic SEC filings.

(b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.



PART II - OTHER INFORMATION

         Item 1.  Legal proceedings

                   None.

         Item 2.   Changes in Securities

                   None.

         Item 3.   Default in Senior Securities

                   None.

         Item 4.   Submission of Matters to a Vote of Security Holders

                   None.

         Item 5.   Other Information

                   On May 4, 2003, our Chairman, Harry DiFrancesco, passed away. Our Board of Directors has appointed Jay Sanet , its Chief Executive Officer, as its new Chairman.

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


                  (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 2003

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    NORSTAR GROUP, INC.
                                                --------------------------------
                                                        (Registrant)

                                                       By: /s/ Jay Sanet

                                                             Jay Sanet
                                                                 CEO

                                                      Date: May 15, 2003