Form 10QSB
period 2003-06-30
NORSTAR GROUP INC
filed 2003-08-19
CIK 1100356

                                  FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 Yes [X] No [ ]

     At June 30, 2003 there were issued and outstanding 34,793,825 shares of
                                 Common Stock.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


Item 1     Financial Statements
Item 2     Managements discussion and analysis of Plans of Operation
Item 3     Controls and Procedures

Part II - Other Information

Item 1.    Legal proceedings
Item 2.    Changes in Securities
Item 3.    Default in Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

                      NorStar Group, Inc. and Subsidiaries

                Index to Unaudited Condensed Financial Statements


                                                                            PAGE
                                                                            ----

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at June 30, 2003
         (Unaudited)                                                         F-2

         Condensed Consolidated Statements of Operations
         Six and Three Months Ended June 30, 2003 and 2002 (Unaudited)       F-3

         Condensed Statement of Changes in Stockholders' Deficiency
         Six and Three Months Ended June 30, 2003 (Unaudited)                F-4

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2003 and 2002 (Unaudited)                 F-5

         Notes to Condensed Consolidated Financial Statements (Unaudited)  F-6/8

                      NorStar Group, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                            June 30, 2003 (Unaudited)

                                     Assets
Equipment, net of accumulated depreciation of $4,194                               $        --
Capitalized web site development costs, at estimated net realizable value                   --
Mineral rights, at estimated net realizable value                                           --
                                                                                   -----------
          Total                                                                    $        --
                                                                                   ===========


                    Liabilities and Stockholders' Deficiency

Current liabilities - accounts payable and accrued expenses                        $    28,938
                                                                                   -----------

Commitments and contingencies

Stockholders' deficiency:
    Class A convertible preferred stock, par value $10 per
       share; 1,000,000 shares authorized; none issued                                      --
    Class B preferred stock, par value $10 per share;
       1,000,000 shares authorized; none issued                                             --
    Common stock, par value $.01 per share; 150,000,000
       shares authorized; 34,793,825 shares issued and outstanding                     347,938
    Additional paid-in capital                                                       6,510,534
    Accumulated deficit                                                             (6,887,410)
                                                                                   -----------
          Total stockholders' deficiency                                               (28,938)
                                                                                   -----------
          Total                                                                    $        --
                                                                                   ===========

See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                Six and Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                   Six Months                     Three Months
                                                 Ended June 30,                  Ended June 30,
                                         ----------------------------    ----------------------------
                                              2003            2002            2003            2002
                                         ------------    ------------    ------------    ------------
Revenues                                 $         --    $         --    $         --    $         --
                                         ------------    ------------    ------------    ------------

Operating expenses:
    Selling                                    58,128                          32,878
    General and administrative                104,668          28,804          95,679           7,564
    Research and development                                    4,641                             641
                                         ------------    ------------    ------------    ------------
        Totals                                162,796          33,445         128,557           8,205
                                         ------------    ------------    ------------    ------------

Operating loss                               (162,796)        (33,445)       (128,557)         (8,205)

Gain on settlement of accounts payable         20,741                          20,741
                                         ------------    ------------    ------------    ------------

Net loss                                 $   (142,055)   $    (33,445)   $   (107,816)   $     (8,205)
                                         ============    ============    ============    ============

Basic net loss per common share          $       (.01)   $       ( - )   $       ( - )   $       ( - )
                                         ============    ============    ============    ============


Basic weighted average common
    shares outstanding                     27,782,235      20,743,825      29,749,329      20,743,825
                                         ============    ============    ============    ============

See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

     Condensed Consolidated Statement of Changes in Stockholders' Deficiency
                         Six Months Ended June 30, 2003
                                   (Unaudited)

                                              Common Stock
                                         -----------------------       Additional                     Unearned
                                         Number of                      Paid-in     Accumulated       Compen-
                                          Shares         Amount         Capital       Deficit         sation        Total
                                         ----------     --------      ----------    ------------      ---------   ----------
Balance, January 1, 2003                 25,793,825     $257,938      $6,273,090    $(6,745,355)      $(58,128)   $(272,455)

Amortization of unearned
     compensation                                                                                       58,128       58,128

Shares issued for services                9,000,000       90,000                                                     90,000

Contribution to capital of notes
     payable to stockholders                                             237,444                                    237,444

Net loss                                                                               (142,055)                   (142,055)
                                         ----------     --------      ----------    ------------    ----------   ----------
Balance, June 30, 2003                   34,793,825     $347,938      $6,510,534    $(6,887,410)    $       --   $  (28,938)
                                         ==========     ========      ==========    ============    ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                            2003         2002
                                                         ---------    ---------

Operating activities:
     Net loss                                            $(142,055)   $ (33,445)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Shares of common stock issued for services          90,000
        Amortization of unearned compensation               58,128
        Depreciation                                           699          700
        Gain on settlement of accounts payable             (20,741)
        Changes in operating liabilities - increase
           (decrease) in accounts payable and
           accrued expenses                                  4,747       (8,597)
                                                         ---------    ---------
               Net cash used in operating activities        (9,222)     (41,342)

Financing activities - proceeds from issuance of notes
     payable to stockholders                                 9,000       41,000
                                                         ---------    ---------

Net decrease in cash                                          (222)        (342)

Cash, beginning of period                                      222        2,486
                                                         ---------    ---------

Cash, end of period                                      $      --    $   2,144
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Business and basis of presentation:

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of NorStar Group, Inc. and its subsidiaries (the "Company") as of June 30, 2003, and the Company's results of operations for the six and three months ended June 30, 2003 and 2002, changes in stockholders' deficiency for the six months ended June 30, 2003 and cash flows for the six months ended June 30, 2003 and 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2002.

          The results of operations for the six and three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

          The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of approximately $142,000 and $33,000 for the six months ended June 30, 2003 and 2002, respectively, although a substantial portion of the loss in 2003 was attributable to noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of June 30, 2003, the Company had no cash, a working capital deficiency of $29,000 and an accumulated deficit of $6,887,000. Management believes that the Company will continue to incur net losses through at least June 30, 2004 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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


Note 2 - Earnings (loss) per common share:

          As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company did not have any potentially dilutive common shares outstanding during the six and three months ended June 30, 2003 and 2002.


Note 3 - Income taxes:

          As of June 30, 2003, the Company had net operating loss carryforwards of approximately $6,887,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2023. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,755,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2003.

                      NorStar Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Income taxes (concluded):

          The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 2002. As a result of the increases in the valuation allowance of $56,000 and $13,000 during the six months ended June 30, 2003 and 2002, respectively, and $43,000 and $3,000 during the three months ended June 30, 2003 and 2002, respectively, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses in any of those periods.


Note 4 - Gain on settlement of accounts payable:

          During the six months ended June 30, 2003, the Company agreed to settle certain of its accounts payable with a carrying value of $25,741 for $5,000 and, as a result, it recorded a gain of $20,741.


Note 5 - Contribution to capital:

          During the six months ended June 30, 2003, the Company's principal stockholders (i) made additional loans to the Company totaling $9,000, which increased the balance of the Company's noninterest bearing demand notes payable to stockholders to $237,444 and (ii) made a contribution in that amount by canceling the notes payable. The contribution to capital was a noncash transaction that is not reflected in the accompanying 2003 condensed consolidated statement of cash flows.


Note 6 - Common stock issued for services:

          On May 21, 2003, the Board of Directors authorized the issuance of 9,000,000 shares of common stock to certain members of the Board and the Company's general counsel for services rendered. The Shares had a fair value of approximately $90,000 which was charged to general and administrative expenses. This was a noncash transaction that is not reflected in the accompanying 2003 condensed consolidated statement of cash flows.

                                      * * *

OVERVIEW


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Our condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. Our critical accounting polices and estimates have not changed from those described in our annual report filed on Form 10-KSB.

RESULTS OF OPERATIONS:

Six and Three months ended June 30, 2003 as compared to Six and Three months ended June 30, 2002.

We did not have any revenues during either period ending June 30, 2003 or 2002. Management estimates that we will not begin to generate revenues from sales of memberships to subscribers for the near future.

During the six and three months ended June 30, 2003, our operating expenses increased by approximately $129,000 and $120,000, respectively, to approximately $163,000 and $128,000 from approximately $33,000 and $8,000 for the six and three months ended June 30,2002. The primary cause of the increase were non-cash charges of approximately $58,000 and $33,000 relating to amortization of unearned compensation which resulted from the issuance of shares of common stock to consultants for services rendered relating to the agreement described below:

On July 25, 2002, we entered into agreements with certain consultants. Under these agreements, the consultants will be required to, among things, assist the Company in finding businesses located primarily in Europe that would advertise in and/or link to the Company's online community in addition to performing web site development services. These agreements will expire on July 25, 2003. As consideration for their services, the consultants received a total of 5,050,000 shares of common stock with an aggregate fair market value of $101,000. We recorded the aggregate fair market value as unearned compensation, which will amortize to expense over the period from July 25, 2002 to July 25, 2003.

Additionally, we issued 9,000,000 shares of our common stock to certain members of The Board and The Company's General Counsel for services rendered and recording a non-cash charge of $90,000, the approximate fair value of the shares issued.

In addition to the aforementioned non-cash items, our operating expenses also were impacted by a reduction in corporate overhead and research and development costs of approximately $19,000 and $3,000 for the six and three months ended June 30, 2003, respectively, due to our cash position.

During the six months ended June 30, 2003, we agreed to settle certain of our accounts payable with a carrying value of $25,741 for $5,000 and, as a result, recorded a gain of $20,741.

As a result of the aforementioned, we incurred a net loss of approximately $142,000 and $108,000 for the six and three months ended June 30, 2003, respectively, as compared to $33,000 and $8,000 for comparable prior periods.

LIQUIDITY AND CAPITAL RESOURCES:

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have not generated any significant revenues on a sustained basis from our current operations. As shown in the condensed consolidated financial statements, we have incurred net losses of approximately $142,000 and $33,000 for the six months ended June 30,2003 and 2002, respectively, although a substantial portion of the loss in 2003 was attributable to noncash charges for the fair value of shares and stock options previously issued for services, compensation and other expenses. As of June 30, 2003, we had no cash, a working capital deficiency of approximately $29,000 and an accumulated deficit of $6,887,000. Management believes that we will continue to incur net losses through at least June 30, 2004 and that the Company will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about our ability to continue as a going concern.

Management is attempting to obtain additional financing for us through the issuance of equity securities, loans from financial institutions and/or agreements with strategic partners. However, management is also evaluating an alternative where by it would suspend the development of our Internet technology, at least temporarily, and search for another company that has had ongoing commercial operations that would merge with us and continue its business operations.

However, management cannot assure that we will be able to sell equity securities, obtain loans from financial institutions and/or form strategic alliances that will generate financing for the further development of our Internet technology or enter into a merger agreement with an operating company on acceptable terms. If we are not able to obtain adequate financing or consummate a merger,, it may have to curtail or terminate some or all of its operations.

During the six months ended June 30, 2003, we financed our operations with $9,000 of advances from our principal stockholders, which increased the balance to $237,444 such amount was then contributed to capital.

Item 3. Control and Procedures

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures effectively provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed and summarized and reported within the time specified by the Securities and Exchange Commission's rules and forms. There was no change in our internal controls over financial reporting during the quarter ended June 30, 2003 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.


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

         Item 5.   Other Information

                   None.

         Item 6.   Exhibits and Reports on Form 8-K

                  (a)     Exhibits

           Exhibit
           Number                       Description
           -------                      -----------

           31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32 Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

           (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended June 30, 2003


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NORSTAR GROUP, INC.
                                            ----------------------------------
                                                      (Registrant)

                                                    By: /s/ Jay Sanet

                                                         Jay Sanet
                                                            CEO

                                                  Date: August 18, 2003