Form 10QSB
period 2003-09-30
NORSTAR GROUP INC
filed 2003-11-19
CIK 1100356

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                             YES [X]    NO [ ]

 AT SEPTEMBER 30, 2003 THERE WERE ISSUED AND OUTSTANDING 34,793,825 SHARES OF
                                 COMMON STOCK.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

Item 1     Financial Statements
Item 2     Management's discussion and analysis of Plans of Operation
Item 3     Controls and Procedures


Part II - Other Information

Item 1.       Legal proceedings
Item 2.       Changes in Securities
Item 3.       Defaults under Senior Securities
Item 4.       Submission of Matters to a Vote of Security Holders
Item 5.       Other Information
Item 6.       Exhibits and Reports on Form 8-K

                     NorStar Group, Inc. and Subsidiaries


               Index to Unaudited Condensed Financial Statements
               -------------------------------------------------

                                                                                      PAGE
Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheet at September 30, 2003
              (Unaudited)                                                             F-2

              Condensed Consolidated Statements of Operations
              Nine and Three Months Ended September 30, 2003 and 2002 (Unaudited)     F-3

              Condensed Statement of Changes in Stockholders' Deficiency
              Nine Months Ended September 30, 2003 (Unaudited)                        F-4

              Condensed Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2003 and 2002 (Unaudited)               F-5

              Notes to Condensed Consolidated Financial Statements (Unaudited)      F-6/12

                     NorStar Group, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheet
                        September 30, 2003 (Unaudited)





                                    ASSETS
                                    ------

Equipment, net of accumulated depreciation of $4,194                                                       $     -
Capitalized web site development costs, at estimated net realizable value                                        -
Mineral rights, at estimated net realizable value
                                                                                                                 -
                                                                                                           ----------

          Total                                                                                            $     -
                                                                                                           ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                     ----------------------------------------

Current liabilities - accounts payable and accrued expenses                                                $  27,190
                                                                                                           ---------

Commitments and contingencies

Stockholders' deficiency:
    Class A convertible preferred stock, par value $10 per share; 1,000,000
       shares authorized; none issued                                                                              -
    Class B preferred stock, par value $10 per share; 1,000,000 shares
       authorized; none issued                                                                                     -
    Common stock, par value $.01 per share; 150,000,000
       shares authorized; 34,793,825 shares issued and outstanding                                           347,938
    Additional paid-in capital                                                                             6,514,782
    Accumulated deficit                                                                                   (6,889,910)
                                                                                                          ----------
          Total stockholders' deficiency                                                                     (27,190)
                                                                                                          ----------

          Total                                                                                           $      -
                                                                                                          ==========



          See Notes to Condensed Consolidated Financial Statements.

                     NorStar Group, Inc. and Subsidiaries

                Condensed Consolidated Statements of Operations
            Nine and Three Months Ended September 30, 2003 and 2002
                                  (Unaudited)




                                                    Nine Months              Three Months
                                                 Ended September 30,     Ended September 30,
                                             ------------------------- -------------------------
                                                  2003         2002        2003        2002
                                             ------------ ------------ -----------  ------------
Revenues                                     $      -     $      -     $      -       $    -
                                             ------------ ------------ -----------  ------------
Operating expenses:
    Selling                                        58,128       17,622                    17,622
    General and administrative                    107,168       45,700       2,500        16,896
    Research and development                                     4,641
                                             ------------ ------------ -----------  ------------
        Totals                                    165,296       67,963       2,500        34,518
                                             ------------ ------------ -----------  ------------
Operating loss                                   (165,296)     (67,963)     (2,500)      (34,518)

Gain on settlement of accounts payable             20,741
                                             ------------ ------------ -----------  ------------
Net loss                                        $(144,555)    $(67,963) $   (2,500)     $(34,518)
                                             ============ ============ ===========  ============
Basic net loss per common share                    $( - )       $( - )       $( - )       $( - )
                                             ============ ============ ===========  ============
Basic weighted average common
    shares outstanding                         30,277,341   21,964,704  34,793,825   24,366,651
                                             ============ ============ ===========  ============



          See Notes to Condensed Consolidated Financial Statements.

                     NorStar Group, Inc. and Subsidiaries

    Condensed Consolidated Statement of Changes in Stockholders' Deficiency
                     Nine Months Ended September 30, 2003
                                  (Unaudited)





                                             Common Stock
                                      --------------------------  Additional                    Unearned
                                       Number of                   Paid-in     Accumulated       Compen-
                                        Shares         Amount      Capital       Deficit         sation        Total
                                      ------------  ------------  ----------   -------------    -----------  -----------

Balance, January 1, 2003                25,793,825  $    257,938 $6,273,090   $ (6,745,355)    $  (58,128)  $  (272,455)

Amortization of unearned
     compensation                                                                                  58,128        58,128

Shares issued for services               9,000,000        90,000                                                 90,000

Contribution to capital of notes
     payable to stockholders                                        241,692                                     241,692

Net loss                                                                          (144,555)                    (144,555)
                                      ------------  ------------  ---------   -------------    -----------  -----------
Balance, September 30, 2003             34,793,825  $    347,938 $6,514,782   $ (6,889,910)    $       -    $  (27,190)
                                      ============  ============  =========   =============    ===========  ===========


          See Notes to Condensed Consolidated Financial Statements.

                     NorStar Group, Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 2003 and 2002
                                  (Unaudited)



                                                                                     2003                 2002
                                                                                 ------------          ---------
Operating activities:
     Net loss                                                                    $   (144,555)         $ (67,963)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Shares of common stock issued for services                                     90,000
        Amortization of unearned compensation                                          58,128             17,622
        Depreciation                                                                      699              1,050
        Gain on settlement of accounts payable                                        (20,741)
        Changes in operating liabilities - increase (decease) in
           accounts payable and accrued expenses                                        2,999            (10,485)
                                                                                 ------------          ---------
               Net cash used in operating activities                                  (13,470)           (59,776)

Financing activities - proceeds from issuance of notes
     payable to stockholders                                                           13,248             61,500
                                                                                 ------------          ---------

Net increase (decrease) in cash                                                          (222)             1,724

Cash, beginning of period                                                                 222              2,486
                                                                                 ------------          ---------

Cash, end of period                                                              $     -               $   4,210
                                                                                 ============          =========



See Notes to Condensed Consolidated Financial Statements.

                     NorStar Group, Inc. and Subsidiaries

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



Note 1 - Business and basis of presentation:
          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of NorStar Group, Inc. and its subsidiaries (the "Company") as of September 30, 2003, and the Company's results of operations for the nine and three months ended September 30, 2003 and 2002, changes in stockholders' deficiency for the nine months ended September 30, 2003 and cash flows for the nine months ended September 30, 2003 and 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2002.

          The results of operations for the nine and three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

          The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations.

          As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of approximately $145,000 and $68,000 for the nine months ended September 30, 2003 and 2002, respectively, although a substantial portion of the loss in 2003 was attributable to the amortization of noncash charges for the fair value of shares and stock options issued for services, compensation and other expenses. As of September 30, 2003, the Company had no cash, a working capital deficiency of $27,000 and an accumulated deficit of $6,890,000. Management believes that the Company will continue to incur net losses through at least September 30, 2004 and that it will need additional equity and/or debt financing of at least $2,000,000 to enable it to fully develop its web services as initially planned and sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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


Note 2 - Earnings (loss) per common share:
           As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company did not have any potentially dilutive common shares outstanding during the nine and three months ended September 30, 2003 and 2002.


Note 3 - Income taxes:
           As of September 30, 2003, the Company had net operating loss carryforwards of approximately $6,890,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2023. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,756,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2003.

                     NorStar Group, Inc. and Subsidiaries

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 3 - Income taxes (concluded):
           The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 2002. As a result of the increases in the valuation allowance of $57,000 and $27,000 during the nine months ended September 30, 2003 and 2002, respectively, and $1,000 and $14,000 during the three months ended September 30, 2003 and 2002, respectively, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses in any of those periods.


Note 4 - Gain on settlement of accounts payable:
           During the nine months ended September 30, 2003, the Company agreed to settle certain of its accounts payable with a carrying value of $25,741 for $5,000 and, as a result, it recorded a gain of $20,741.


Note 5 - Contribution to capital:
           During the nine months ended September 30, 2003, the Company's principal stockholders (i) made additional loans to the Company totaling $13,248, which increased the balance of the Company's noninterest bearing demand notes payable to stockholders to $241,692 and (ii) made a contribution in that amount by canceling the notes payable. The contribution to capital was a noncash transaction that is not reflected in the accompanying 2003 condensed consolidated statement of cash flows.


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

Note 7 - Plan of reorganization:
           On September 18, 2003, the Company and Gaming & Entertainment Group, Inc. ("G&EG"), a Nevada corporation in the internet gaming industry, entered into an agreement and plan of reorganization (the "Plan of Reorganization"). Under the Plan of Reorganization, the Company, subject to the approval of its stockholders, will amend its articles of incorporation to (i) effect a reverse split of its outstanding common stock as a result of which it will have not more than 1,400,000 shares of common stock outstanding immediately prior to the closing of the agreement and (ii) change its name to G&EG effective after the closing of the agreement.

                     NorStar Group, Inc. and Subsidiaries

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 7 - Plan of reorganization (concluded):

           The Plan of Reorganization provides for the issuance of approximately 12,600,000 shares of the Company's common stock to G&EG in exchange for all of G&EG's outstanding shares of common stock in a reverse acquisition. Upon consummation of the exchange (i) the stockholders of the Company prior to the exchange will own approximately 10% of the outstanding shares of common stock of the combined companies and, accordingly, the Company will be the legal acquirer and (ii) the stockholders of G&EG prior to the exchange will own approximately 90% of the outstanding shares of common stock of the combined companies and, accordingly, G&EG will be the accounting acquirer.



                                     * * *

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

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. Our critical accounting polices and estimates have not changed from those described in our annual report filed on Form 10-KSB.

RESULTS OF OPERATIONS:

Nine and Three months ended September 30, 2003 as compared to Nine and Three months ended September 30, 2002.

We did not have any revenues during either period ending September 30, 2003 or 2002. Management estimates that we will not begin to generate revenues from sales of memberships to subscribers for the near future, or if at all.

During the nine and three months ended September 30, 2003, our operating expenses were approximately $165,000 and $3,000, respectively, as compared to approximately $68,000 and $35,000 for the nine and three months ended September 30,2002. Our operating expenses for the nine months ended September 30, 2003, were comprised of approximately $148,000 of non-cash charges relating to(i) $90,000 of compensation which arose from the issuance of shares of our common stock at fair value for services and (ii) $58,000 of amortization of unearned compensation( $18,000 for the nine and three months ended September 30,2002) which resulted from the issuance of shares of common stock to consultants for services rendered relating to the agreement described below:

On July 25, 2002, we entered into agreements with certain consultants. Under these agreements, the consultants were required to, among things, assist the Company in finding businesses located primarily in Europe that would advertise in and/or link to the Company's online community in addition to performing web site development services. These agreements expired on July 25, 2003. As consideration for their services, the consultants received a total of 5,050,000 shares of common stock with an aggregate fair market value of $101,000. We recorded the aggregate fair market value as unearned compensation, which were amortized to expense over the period from July 25, 2002 to July 25, 2003.


In addition to the aforementioned non-cash item, our operating expenses also were impacted by a reduction in corporate overhead and research and development costs due to our cash position, during the nine and three months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES:

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have not generated any significant revenues on a sustained basis from our current operations. As shown in the condensed consolidated financial statements, we have incurred net losses of approximately $145,000 and $68,000 for the nine months ended September 30,2003 and 2002, respectively, although a substantial portion of the loss in 2003 was attributable to the amortization of noncash charges for the fair value of shares and stock options previously issued for services, compensation and other expenses. As of September 30, 2003, we had no cash, a working capital deficiency of approximately $27,000 and an accumulated deficit of $6,890,000. Management believes that we will continue to incur net losses through at least September 30, 2004 and that we will need additional equity and/or debt financing of at least $2,000,000 to enable us to fully develop our web services as initially planned and sustain our operations until we can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about our ability to continue as a going concern.

Management is attempting to obtain additional financing for us through the issuance of equity securities, loans from financial institutions and/or agreements with strategic partners. However, management is also evaluating an alternative where it would suspend the development of our Internet technology, at least temporarily, and search for another company that has had ongoing commercial operations that would merge with us and continue its business operation.

On September 18, 2003, we entered into an agreement and plan of reorganization with Gaming & Entertainment Group, Inc. ("G&EG"), a Nevada Corporation in the internet gaming industry (the "Plan of Reorganization"). Under the Plan of Reorganization, we will, subject to the approval of our stockholders, amend our articles of incorporation to (i) effect a reverse split of our outstanding common stock as a result of which we will have not more than 1,400,000 shares of common stock outstanding immediately prior to the closing of the agreement and
(ii) change our name to G&EG effective after the closing of the agreement.

The Plan of Reorganization provides for the issuance of approximately 12,600,000 shares of our common stock to G&EG in exchange for all of G&EG's outstanding shares of common stock in a reverse acquisition. Upon consummation of the exchange (i) our stockholders prior to the exchange will own approximately
10% of the outstanding shares of common stock of the contained companies and, accordingly, we will be the legal acquirer and (ii) the stockholders of G&EG prior to the exchange will own approximatly 90% of the outstanding shares of common stock of the combined companies and, accordingly, G&EG will be the accounting acquirer.

However, management cannot assure that we will be able to sell equity securities, obtain loans from financial institutions and/or form strategic alliances that will generate financing for the further development of our Internet technology, complete The aforementioned Plan of Reorganization, or enter into a merger agreement with an operating company on acceptable terms. If we are not able to obtain adequate financing or consummate a merger, we may have to curtail or terminate some or all of our operations.

During the nine months ended September 30, 2003, we financed our operations with $13,000 of advances from our principal stockholders , who then contributed $241,692 of these advances and other advances previously made to capital.

Item 3. Control and Procedures

 As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures effectively provided reasonable assurance that information required to be disclosed in the reports that we file or submitted under the Securities Exchange Act of 1934 are recorded, processed and summarized and reported within the time specified by the Securities and Exchange Commission's rules and forms. There was no change in our internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

         Item 1.  Legal proceedings

                   None.

         Item 2.   Changes in Securities

                   None.

         Item 3.   Defaults Under Senior Securities

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


                  (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 2003

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NORSTAR GROUP, INC.
                                             -------------------------------
                                                      (Registrant)


                               By: /s/ Jay Sanet

                                   Jay Sanet
                                      CEO

                            Date: November 18, 2003