Form 10KSB
period 2003-12-31
GAMING & ENTERTAINMENT GROUP INC
filed 2004-04-14
CIK 1100356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-28399

Gaming & Entertainment Group, Inc.

(formerly NorStar Group, Inc.)

(Name of small business issuer in its charter)

Utah	59-1643698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6757 Spencer Street, Las Vegas, Nevada 89119	89119
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 932-2274

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $10,808,233 ($1.20 per share as of March 31, 2004).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 17,778,628 shares (as of March 31, 2004).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference from the issuer’s Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

Through a reorganization approved by stockholders on January 12, 2004, we changed our name from “NorStar Group, Inc.” to “Gaming & Entertainment Group, Inc.” and acquired the outstanding shares of Gaming & Entertainment Group, Inc., a Nevada corporation. We were first incorporated in Utah on March 10, 1961 under the corporate name of “Florist Accounting Service, Inc.” Through amendments to our articles of incorporation, our corporate name has been changed to “Luxor Group, N.A., Inc.” and then to “NorStar Group, Inc.”

From April 1992 through December 1999, we acquired and/or began to develop and dispose of, several businesses and certain other investments. In 1992, we acquired the mineral rights with respect to 17 claims on approximately 680 acres located in the Gold Mountain mining district of Esmeralda County, Nevada. Although we proposed to find a joint venture partner to assist us in developing these claims, we have not been successful to date in locating such a joint venture partner. In 1998, we began the development of an Internet business which involved the creation of a portal to an on-line community for products, entertainment, education and business services.

Through the acquisition of Gaming & Entertainment Group, Inc., a Nevada corporation, on January 12, 2004, we shifted the focus of our business to the development of central server gaming systems, game content and gaming devices for land-based gaming markets located in the United States (i.e., Indian gaming), Canada and Europe. As a result, we maintain our principal offices in Las Vegas, Nevada and additional offices in Sydney, Australia and London, United Kingdom. Immediately prior to the acquisition of Gaming & Entertainment Group, Inc., a Nevada corporation, we conducted limited operations. For additional information with respect to the reorganization, please see “Item 4. Submission of Matters to a Vote of Security Holders” of this Form 10-KSB.

Although the acquisition of Gaming & Entertainment Group, Inc., a Nevada corporation, occurred after the end of our fiscal year ended December 31, 2003, this Annual Report on Form 10-KSB shall provide disclosures related to the operations of Gaming & Entertainment Group, Inc., a Nevada corporation, as these operations will represent our operations on a going-forward basis.

GAMING & ENTERTAINMENT GROUP, INC.

Since 1995, we have grown to become one of the world’s leading suppliers of government-regulated networked gaming technology. During this period, we have built a comprehensive networked gaming platform that has passed multiple government prescribed validations in Australia (Tasmania and Queensland), Republic of Vanuatu and Great Britain (Alderney and the Isle of Man). We originally designed and employed our platform in the Internet-based gaming market, as evidenced by our agreements with traditional land-based gaming operators and numerous Australia-based online operators. In 2000, our gaming platform went live with its first customer, www.wrestpointcasino.com in Tasmania, Australia and for points-play at GOCORP in Queensland, Australia. In 2002, we commenced live operations of www.clubfiore.com, an online gaming site offered by Action Online, Inc. through the Isle of Man. In 2002, we entered into an agreement with the Venetian Interactive, LLC for the purpose of developing and providing an Internet gaming site for the Venetian Resort • Hotel • Casino.

In 2003, we significantly broadened our products to include gaming systems and game content for deployment in land-based casinos. To date, we have developed and licensed several games for deployment in the United States, Canadian and United Kingdom gaming markets, and continue to develop new games through our internal and outside game designers. In the United States Indian gaming market, we will introduce our central server gaming platform, software electro-mechanical ball blower, and Wild Ball Evolution Bingo game on a trial basis on or before May 15, 2004. In conjunction with our strategic partner Electrocoin Automatics Ltd., or Electrocoin, we recently launched on a trial basis in London a suite of new amusement with prizes, or AWP, video poker games known as Jacks or Better, Deuces Wild and Joker’s Wild. We anticipate introducing fixed-odds betting terminals, consisting of roulette and keno, into this market in the second or third quarter of this year. We have established a turnkey manufacturing relationship with a major Las Vegas, Nevada-based gaming machine manufacturer for our line of products to be deployed in the United States and Canada. We have internal and external sales personnel with extensive relationships in the United States and Canadian gaming markets to distribute such products.

Our business strategy involves:

•	Continued gaming systems and game development, as well as laboratory approval of our central server gaming system platform, software-driven electro-mechanical bingo ball blower and various games for the Class II market;

•	Distribution of our suite of networked games on our central server gaming system platform into the Indian gaming market in the United States and the Canadian gaming market;

•	Distribution of multi-player station gaming devices in the Indian gaming market in the United States and the Canadian gaming market;

•	Continued game development and deployment of our central server gaming system platform and AWP devices (video poker and otherwise) and fixed-odds betting terminals (roulette and keno) into casinos, arcades, private clubs, bingo halls and independent betting shops in the United Kingdom, select European countries and Russia, all through our strategic partner, Electrocoin;

•	Deployment of AWP devices (video poker and otherwise), fixed-odds betting terminals (roulette and keno), Internet gaming and a 3-D virtual horse, greyhound and harness racing game to United Kingdom and Ireland-based licensed betting shop operators;

•	Deployment of our central server gaming system platform in conjunction with Internet and land-based lottery markets, both in the United States and abroad for non-U.S. gaming in regulated gaming markets;

•	Development of strategic partnerships with game providers and other third parties to ensure a continuous supply of broad content options;

•	Development of existing intellectual property in non-gaming (skill-based) and play-for-fun applications for the Internet; and

•	Application of our products for emerging broadband technologies, including digital TV, mobile phone, and wide area progressive architectures.

Developed using the JAVA technology of Sun Microsystems, Inc., our central server gaming system platform can be deployed on virtually any operating system and hardware combination. The server software consists of administration applications and gaming servers and can be run on any network, operating system, including Microsoft Windows 95/98/2000/XP/NT and Sun Solaris. We are able to create central server gaming by connecting a range of gaming machines and games developed either by third parties or us.

EMERGENCE OF GAMING SYSTEMS AND TECHNOLOGY

Twenty-five years ago, more than a majority of all gaming revenue in the United States was derived from traditional table games such as blackjack, craps and baccarat. Today, a majority of all gaming revenue in the United States is generated from gaming machines. The shift from traditional table games to gaming machines has occurred in the gaming markets outside the United States. The proportion of total revenue originating from gaming machines is expected to further increase as a result of the higher margins produced by gaming machines when compared with increasing labor costs associated with the operation of table games and the ability of casino operators to establish a fixed return on gaming devices.

The dominant architecture of gaming machines within traditional gaming venues has been stand-alone devices, where these devices are generally connected to the gaming property’s monitoring system and may be connected to wide area progressive jackpot controllers. With the continued growth in gaming, especially in networked gaming, and the increased reliance on technology to deliver a superior gaming experience to patrons, we anticipate substantial growth in networked gambling systems. Due to the anticipated growth in central server gaming, the Gaming Standards Association has already standardized the Ethernet and TCP/IP protocols for the networking of gaming machines. Our technology is compliant with these standards.

We are focused on the technology that enables the inter-connectivity of individual gaming machines, a relatively recent innovation. The introduction, or anticipated deployment, of Video Lottery Terminals, or VLT’s, at horserace tracks in Delaware, Louisiana, Montana, New Mexico, Oregon, South Dakota, Rhode Island, West Virginia, New York and many other states, has introduced players to the new paradigm – terminals that are similar to stand-alone gaming machines, but are connected together in networks. Our central server gaming system platform will network individual gaming machines, include strong encryption and security and supply an existing and continuously updated portfolio of games.

To date, our technology has been deployed in gaming consoles and kiosks and has been installed in slot machines, in a test environment, for facilitation of Intranet based gaming. Once networked through our software, the gaming property can download games on demand, upgrade games centrally, lower long-term deployment and reduce administrative costs. For example, instead of replacing gaming machines every three years or so due to malfunction or poor performance, the gaming property can make specific games available to patrons and ensure that the highest revenue producing games are being offered at all times as well as, among other things, change denominations based on market conditions (e.g., $0.25/game during the day and $1.00/game at night). Further, the administration tools offered to casino operators should decrease operational costs meaningfully.

Industry Support for Central Server Gaming

In 2002, Bear Stearns issued a report on gaming machine providers and made four distinct assertions, all of which are applicable to our central server gaming opportunity:

•	“A Software-Based Industry Should Emerge.” The Bear Stearns report noted that the gaming machine industry “should be characterized by swifter design and an array of software-driven slot products.”

•	“New Technologies and Better Games Should Drive Accelerated Replacement Cycle.” We believe that our central server gaming system platform will be the first to truly separate the replacement cycle of hardware and software components of the gaming machine.

•	“Systems Business: Increasingly Valuable to Casino Operators.” The Bear Stearns report identifies the increased focus on management systems that drive cross-market play, retain key customers and recruit new gamers. Our central server gaming system platform addresses these concerns by including player profiling functionality, player/operator interactivity, the ability to react quickly to user preferences, the ability to quickly change game content and the ability to monitor and analyze slot play in real time.

•	“California Gaming Market Should Provide Steady New Order Flow.” The Bear Stearns report notes that California could emerge as one of the top gaming markets in the United States and may provide a steady flow of new unit sales over the next two to three years.

Benefits of Central Server Gaming

The implementation of a central server gaming system platform offers immediate and long-term strategic advantages to both the gaming property and its patrons, including:

•	Virtually Unlimited Number of Games. Since the gaming property has the ability to make hundreds of games available to the patron at any time, the gaming property can react quickly to rapid turnover of games that is demanded by today’s patrons and to seasonal events or special occasions. In addition to changing the layout or theme of the game, the gaming property can change the premise of the game offered from traditional video slots to games of skill, tournaments, arcade-style games, knowledge-based games, number games (bingo, lottery and keno) and race and sports-book events.

•	Centralized Monitoring and Maintenance of Games. Through the networking of gaming machines, the gaming property can track the performance and status of each terminal, calculate operating results without resorting to the traditional cash-fill approximation method, review player accounts in a secure, monitored and auditable manner and upgrade gaming software to all gaming machines simultaneously.

•	Development of Loyalty Programs. Through the issuance of player cards or PINs to patrons and installing the appropriate card readers and/or software, the gaming property can develop a loyalty program that can be tracked through the central server gaming system platform and that can be tailored for the particular patron. For instance, once a player has registered at a terminal, the menus on the gaming machine can be changed to the patron’s preferences related to game parameters, such as game type, layout, denominations, language, currency.

•	Cashless Gaming. Since our central server gaming system platform will monitor every cash event and single game play, the gaming property will be able to implement account-based cashless gaming. Through the deposit of funds by or the issuance of credit to a patron, the gaming property can then permit the patron to access these funds once registered at a gaming machine.

•	Local Progressives. The gaming property can cluster machines and provide patrons with a local progressive with contribution, trigger and payout rules that can be set and administered centrally with regulatory restrictions. The promotion can occur by broadcasting to traditional fixed signage and/or large television or plasma screens mounted throughout the gaming property.

•	Wide Area Progressives. In addition to a single local progressive, the gaming property can connect multiple local progressives to create a wide area progressive jackpot. Moreover, multiple gaming properties may choose to join together in creating their own wide area progressive. These progressives can potentially be offered across a range of different games, rather than the traditional model of specific progressives for each manufacturer’s game.

•	Player Interactivity. Our central server gaming system platform can permit each player to potentially interact with the operator and other players. This feature is useful for marketing promotions, multi-player games and tournament play. In addition, the gaming property can enhance the gaming experience by providing, for example, video-on-demand, music-on-demand, games-on-demand and Internet browsers to players that would encourage them to spend more time at the gaming property. Further, if multiple gaming properties are linked through our central server gaming system platform, patrons at the different properties would be able to interact and communicate with each other. This feature can be employed to reinforce cross-casino/club marketing, promotions and tournament play.

•	Third Party Game Development. The interface to the central server gaming system platform can be made available for third parties to develop and deliver additional new content.

CENTRAL SERVER GAMING PLATFORM OF GAMING & ENTERTAINMENT GROUP, INC.

Our central server gaming system platform has an open, well-defined and well-documented application program interface, or API, for game and content development, including base game engines for 3-reel slots, 5-reel slots, video poker, card games, multiplayer bingo, keno, lottery, and progressives. Unlike basic “Game Development Kits” offered by some suppliers, our approach is to allow selected parties to access the full range of development API’s, comprising 5,000 class files plus documentation to allow quick and accurate code development. This approach allows the development of games with the same “look and feel” as the existing games, and provides existing functionality such as player messages, account management, and integration with casino databases and reports.

The main factor that influences the purchase of gaming systems is a player’s acceptance of the games. There is a constant demand for new game titles, only a limited number of which will prove to be long-term “winners.” Interestingly, the most successful games that have been distributed by industry leaders were oftentimes designed by outside developers. This is an important strategy that we will continue to utilize and pursue, along with further development of in-house game development staff, having already established partner relationships with a number of external game developers.

In marketing our central server gaming system platform, our strategy is to take advantage of our size and responsiveness and mitigate risk and unnecessary fixed overhead through the following measures:

•	Identification of technological niches in an otherwise established market;

•	Location of suitable partners, either of similar size or larger, where licensing opportunities exist;

•	Development of a portfolio of products and commercial opportunities;

•	Development of products for specific market sectors while ensuring economies of scale through re-engineering previously built systems;

•	Outsourcing manufacturing of all gaming devices to established turnkey providers; and

•	Utilization of existing distribution networks, including those of our strategic partners as well as experienced third party groups.

Our central server gaming system platform consists of five key components that are integrated through the use of modules. The key components of our central server gaming system platform are:

•	Server Platform;

•	Gaming Machines;

•	Progressives;

•	Casino Administration Center; and

•	Casino Management Application.

Our server platform will supply all the security, banking, reporting and configuration utilities that are required for trusted centralized gaming. The gaming machines will be connected to the server platform via secure, encrypted communication links (e.g., TCP/IP connections). An unlimited number of games and content can be available on demand by players, and can be extended and modified at any time by gaming operators subject to strict internal controls and regulatory restrictions. In addition, the server platform can support a module for comprehensive and fully configurable progressive jackpots and can be linked to third party progressive jackpots.

Through our software, the Casino Administration Center provides authorized casino managers the ability to monitor and report casino activity, control game libraries and enable progressive jackpots. Our central server gaming system platform can be integrated with industry-standard casino management applications for seamless analysis and aggregated reporting with the gaming property’s current environment.

In terms of integrating the key components of our central server gaming system platform with the gaming architecture of an existing gaming property, we use various modules and interfaces that are designed to provide our central server gaming system platform with the ability to interface with a variety of slot accounting systems, games, gaming consoles and gaming machines. These modules and interfaces include:

•	Third Party SAS Interface. This module will serve as a translator between any number of slot accounting systems, or SAS’s, using their respective protocols, and our central server. In order to use a third party SAS, we will add a module that can convert data back and forth between the gaming property’s SAS and our central server. If the third party SAS has low-latency requirements that are unattainable with the response times of our central server, we will require the use of a high-speed SAS cache.

•	Hardware Interface Protocol. Through our hardware interface protocol, we will be able to encapsulate a gaming property’s gaming consoles behind a pre-defined interface. Since the programming for our hardware interface protocol will not require knowledge of the underlying hardware implementation, we can permit third party manufacturers to apply their hardware and match their games to our central server gaming system platform.

•	Game Support Module, or GSM. Our GSM acts as an interface for games written in one of a number of selected languages. As a result, games written in C++, Visual Basic, or any other language will be able to communicate with our central server and make use of platform specific features, such as fast 3D graphics.

•	Cache and Cache Synchronization System. For stand-alone machines that make use of our SAS without permanently being connected via a local area network, a cache system will be used to receive all transaction information from the gaming console. Depending on implementation, there may be one cache internal to each gaming console, or an external box to which a cluster of consoles all connect. Periodically, our SAS will connect to each cache and download any new information to update its accounting records and player statistics information.

•	Event Redirector. Through this module, we can control the automatic switching between a stand-alone machine configuration (with game-logic internal to the machine) and a client-server configuration (where the game logic is on a server external to the console) by reference to installation parameters.

GAMING AND WAGERING SOLUTIONS

In addition to our central server gaming system platform, we have developed the software electro-mechanical ball blower for use in Bingo and other Class II games, as well as Keno, as an alternative to a traditional mechanical ball blower. Our software electro-mechanical ball blower provides a software simulation of a collection of numbered balls contained within a virtual glass chamber whereby a virtual air stream at the base of the chamber pushes the numbered balls around chaotically within the glass chamber. The physics of the interaction of the numbered balls with the virtual air stream and with each other permits the numbered balls to be drawn one at a time, in a random order. We designed the software electro-mechanical ball blower to comply with National Indian Gaming Association Class II gaming regulations. In addition, we have developed Bingo games for use with our software electro-mechanical ball blower, such as Wild Ball Evolution Bingo, Wild Ball Keno, Spelling Bee Bingo and Queen Bee Bingo games, among others.

We have also designed and developed interactive gaming and wagering solutions for Baccarat, Bingo, Blackjack (including a multi-player version), Craps, Keno, Pai Gow, Punto Banco, Roulette (including American, European and French versions), Sic Bo, Sports-Book, Video Poker and a range of 3-reel and 5-reel, multi-line slot machines. Our games may be run a range of gaming machines, in regulated online casinos or via other distribution means and are designed to be customizable in terms of design, layout and configuration.

THE GAMING MARKET

Native American Gaming Market

Native American gaming is regulated under the Indian Gaming Regulatory Act of 1988, or IGRA, which permits only specific types of gaming on Native American lands. IGRA classifies games that may be played on Native American land into three categories, Class I, Class II and Class III. Class I gaming includes traditional Native American social and ceremonial games and is regulated only by the tribes. Class II gaming includes bingo and, if played at the same location where bingo is played, pull-tabs, lotto, punch boards, tip jars, instant bingo, certain card games played under limited circumstances, and other games similar to bingo. Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video casino games, slot machines, most table games and keno. For additional information, see “Business – Government Regulation – Native American Gaming Regulation.”

The Native American gaming market is a substantial, but highly fragmented, segment of the overall gaming industry in the United States. There are more than 500 federally recognized Native American tribes in the United States that operate over 300 gaming facilities in a majority of the states, with the majority of the tribes operating only one facility. These Class II and Class III facilities house over 100,000 Class II and Class III player stations of all kinds. Class II Indian casino gaming is the fastest growing gaming market in the world. According to the National Indian Gaming Association, total wagering in Class II and Class III Native American facilities in 2003 was estimated at more than $14 billion. This number is expected to increase significantly in the next few years as many states are negotiating new gaming compacts to permit expansion and/or introducing certain new types of gaming within their respective states. State governments seek to capture new and additional gaming tax revenue to offset mounting state budgetary deficits. Californian Indian tribes alone generated more than $5 billion in revenue in 2002 and it is estimated that by 2006 this market may exceed Las Vegas, Nevada in annual gaming revenues.

Class II games are limited to Bingo and games that are “similar to Bingo.” The challenge facing game and system designers in this market is to develop games that are fast-paced, multi-player, pari-mutuel and exciting to play, but meet the strict legal definition of Class II, since the conduct of unauthorized Class III games is illegal. Class II gaming on Native American lands is subject to federal regulation under the Johnson Act, IGRA, and the tribes’ own gaming commissions. Class II games normally require a physical ball draw rather than a computerized RNG. For additional information, see “Business – Government Regulation – Johnson Act.”

Electronic bingo games have been installed in increasing numbers at gaming facilities because they generally produce greater revenues and profits than paper bingo does on a per square foot basis. Technological innovations have increased the speed of play and have helped to drive increased wagering in the Class II gaming market. We believe that these technological innovations have also changed the demographic of end-users in this market to a younger and more affluent group than those that predominantly participated in paper bingo. In this regard, we believe our software electro-mechanical ball blower will accelerate the rate at which electronic bingo games can be played, a key objective of players and operators alike. With our software electro-mechanical ball blower, Wild Ball Evolution Bingo, Wild Ball Keno, Spelling Bee Bingo and Queen Bee Bingo games, as the first of many games we intend to deploy, will be able to be played significantly faster than electronic bingo games utilizing traditional bingo blowers.

United Kingdom Market

Currently, the gaming market in the United Kingdom is estimated at more than $15 billion per annum. In the next few years, it is anticipated that this market will undergo deregulation and may be modeled somewhat similarly to the Nevada gaming market, both in terms of regulation and the breadth of gaming offered. The United Kingdom may also enact laws to regulate Internet gaming in the near future, which some industry experts believe may be the precursor to the United States ultimately regulating Internet gaming. The ultimate determination of the expansion of gaming in the United Kingdom has not been finalized.

Regulated Internet Gaming Market

The Internet gaming market has historically been characterized by sports betting and casino operations domiciled in the Caribbean islands. Jurisdictions such as Antigua set minimal standards and attracted companies that focused their marketing efforts predominantly on attracting United States players. These businesses grew rapidly until there were an estimated 1,400 gambling websites, at which time governments around the world began grappling with the associated regulatory issues. Internet gaming presents some unique and difficult issues for regulators. Unlike physical gaming facilities that serve all their customers within one state, Internet sites attract users from all over the world, making it difficult to decide who should regulate the activity. Some states have adopted regulations that govern Internet gambling only when the players are inside state borders.

Since 1961, it has been illegal in the United States to place sports wagers across state lines as provided by the 1961 Wire Act. In 2003, the United States Department of Justice confirmed that casino bets were also outlawed by the same legislation. This has led to a large number of sites becoming unviable, as the credit card companies and service providers, such as Master Card, Visa and PayPal, have been forced to stop processing credit card transactions.

In contrast to the initial, unregulated Internet gaming market, we have focused our efforts on the regulated Internet gaming market that has developed over the past four years. The regulated Internet gaming market has been marked by the adoption of regulations that permit the establishment and operation of Internet gaming sites in a variety of jurisdictions, including, among others, Alderney and the Isle of Man. These regulations focus on probity standards and technical requirements that are applied in land-based gaming markets and, among other things, create a substantial barrier to entry for the unregulated suppliers to the previously unregulated Internet gaming market. In addition, due to prohibition on Internet gaming by certain jurisdictions, including the United States, any Internet gaming website must include safeguards that a player is not attempting to access the online system from within these jurisdictions.

We satisfy the highly onerous requirements of United States land-based casinos that wish to establish offshore-to-offshore gaming sites. In this regard, we have entered into an interactive gaming system agreement with Venetian Interactive, LLC for the purpose of developing and providing an Internet gaming site for the Venetian Resort • Hotel • Casino. In the longer term, due to the constantly changing landscape of Internet gaming, additional jurisdictions, including the United States, may permit Internet gaming and adopt appropriate gaming standards related to the same. The expansion of legalized Internet gaming would provide other companies with the ability to apply their current products, services and technologies to Internet gaming that would otherwise have been precluded.

TARGET MARKET STRATEGIC INITIATIVES

We market our products, systems and services in the United States and Canada through our internal and external sales force consisting of experienced personnel with significant relationships in the Indian gaming market and the provincial gaming commissions in Canada. In the United Kingdom and Europe, we have established a strategic partnership with Electrocoin to manufacture and distribute games we have co-developed into the AWP gaming market, a market estimated to have over 1,000,000 gaming machines in Europe and Russia. We also have a business development presence in the United Kingdom focusing on our recently announced initiative with independent licensed betting shops in the United Kingdom and Ireland, with the specific focus of introducing Internet gaming, AWP (video poker and otherwise) games, fixed-odds betting terminals (roulette and keno) and a 3-D virtual horse, greyhound and harness racing game to be licensed from a major Australian gaming company. We also promote our products, systems and services to the marketplace through press releases, media announcements, articles, gaming events, exhibitions at trade shows (e.g., NIGA, CNIGA, Bingoworld, Canadian Gaming Summit and Exhibition, Global Gaming Expo, International Casino Exhibition, etc.), and participation as speakers and chairs at gaming shows and conferences.

United States – Indian Gaming

In the United States, we are working with several established gaming veterans to deploy our central server gaming system platform and our suite of electronic bingo games into the ever-expanding Indian gaming market. We will introduce a suite of electronic bingo, keno and instant lottery games in this market in 2004 and estimate these games will total up to fifteen in number.

Our strategy for developing a portfolio of games is to work with a number of in-house and exclusive external game developers. These individuals have experience and expertise in designing games for the Indian gaming environment and have significant relationships therein. Each has provided detailed written specifications and sample graphics, from which our content development team has built working prototypes, followed by marketable products. Once a customer has installed our central server gaming system platform, new games can be added to the network and older games removed by the operator, without requiring any changes to the hardware.

We will place our gaming products in Indian gaming casinos primarily on a revenue sharing basis. We estimate that every 300 gaming machines placed on a revenue sharing basis will generate approximately $2,500,000 or more of recurring revenue per annum. In addition, we are in discussions with a provider of multi-player automated roulette machines to acquire its existing installation base of products with significant recurring revenue.

We will submit our central server gaming platform, software electro-mechanical ball blower and initial electronic bingo games to Gaming Laboratories, Inc. in late second quarter of 2004 for testing and certification. Concurrently, we will commence a trial of our central server gaming platform, software electro-mechanical ball blower and Wild Ball Evolution Bingo game at an Indian casino. We anticipate receiving approval of our central server platform, electro-mechanical ball blower and initial electronic bingo games submitted for Class II use within approximately 90 days of submission.

In addition to the development of our central server gaming system platform and our suite of electronic bingo, keno and instant lottery games, we propose to analyze other potential acquisitions or business combinations involving third parties involved in this gaming market.

Canada

We are currently working with the gaming commissions of several Canadian provinces for the purpose of deploying our central server gaming platform, software electro-mechanical ball blower and suite of electronic bingo, keno, instant lottery, video poker, video blackjack and other games on a sale or revenue sharing basis. To this end, we have formally submitted a proposal to one Canadian province in response to a request for information regarding the sale of approximately 750 gaming devices, including a specific number of our games, and our central server gaming platform (for utilization and ownership solely in this province).

We have retained a highly respected consultant with significant relationships with the various Canadian gaming provinces and will be aggressively marketing our products into this market.

United Kingdom

We are aggressively pursuing the United Kingdom market as well. This market offers significant opportunities and several major U.S.-based casino operators have made public announcements of their intention to expand into this market. Following our extensive analysis of the United Kingdom gaming market, we have:

•	Established a strategic alliance with Electrocoin, one of the leading developers, manufacturers and distributors of amusement with prizes devices in Europe to co-develop games for introduction into the European market. We have introduced an initial suite of amusement with prizes video poker games in London and will introduce fixed-odds betting terminals, including keno and roulette, in the next 90 days or so; and

•	Retained the services of a consultant group to work in conjunction with our business development team to assist us in deploying gaming devices, including both Amusement With Prizes (video poker and otherwise), fixed-odds betting terminals (roulette and keno), Internet gaming and sports book products, and a 3-D virtual horse, greyhound and harness racing game to be licensed from an Australia-based gaming operator, to the more than 3,000 independent licensed betting shop operators who operate physical betting shops throughout the United Kingdom.

Internet Gaming

We will continue to license our technology to regulated land-based casino operators of Internet casinos in regulated jurisdictions. With the United Kingdom announcing the anticipated adoption of Internet gaming regulations, Internet gaming may be regulated and licensed in additional jurisdictions in the next few years and possibly the United States thereafter. Since we have never accepted Internet gaming bets from residents of the United States or permitted our clients to accept such bets, we believe that we have taken sufficient steps to preserve our standing with gaming regulatory agencies in the United States. In contrast, companies who have accepted Internet gaming bets from residents of the United States are effectively prohibited from operating in land-based casinos in the United States or becoming licensed by gaming regulatory agencies in the United States should Internet gaming laws be passed by the United States Congress. The U.S. Internet gaming market is estimated at $2 billion a year.

As part of our Internet gaming strategy, we offer the main software components of our Internet gaming platform on the basis of a license fee and ongoing maintenance and game enhancement fees. License fees have varied according to the scope of each project, with the average license fee being approximately $1,250,000. In addition, we will continue to develop games and features for our Internet gaming system with a focus on features requested by customers and potential customers.

For cash play sites, we typically receive a royalty of 2.5% to 10.0% of the net gaming revenue arising from use of our Internet gaming system or a daily fixed fee per device deployed, where a portion of this revenue will be allocated to further develop additional functionality and new games. We also provide additional services related to project management, computer hardware procurement and installation, enhanced communications infrastructure, training, technical development, graphics work and website development. These services are offered at fixed daily rates on a time-and-materials basis within a preset budget. We also offer ongoing support and maintenance service for an annual fee equivalent to 15.0% to 17.5% of the license fee.

As of March 31, 2004, we have completed or are currently undertaking the following Internet gaming projects:

•	Star City Casino – TABCORP, Melbourne, Australia: TABCORP is Australia’s largest publicly traded gaming company. In 2000, after an extensive worldwide due-diligence process, we were chosen by TABCORP to develop its online gaming products. We developed the entire online Star-City Casino; however, the website was not activated due to the government imposed moratorium in Australia.

•	WrestPoint Casino – The Federal Group, Tasmania, Australia: The Federal Group / Australian National Hotels were the first operators of a land-based casino in Australia, and currently operate two casinos in Tasmania. We developed an online casino, www.wrestpointcasino.com, the first state-government regulated online casino in Australia. The site featured ten casino games. We developed all aspects of the site including the game shell, all aesthetic features of the games and the backend system.

•	Aussie Nugget Casino – GOCORP, Queensland, Australia: In 2000, we signed a platform license and development agreement with GOCORP, an Australian-based Internet casino company. GOCORP was a publicly listed Australian online gaming company that was purchased by Lasseters. GOCORP was issued the sole Queensland license for online gaming. We developed all aspects of the Aussie Nugget online casino, including a 3D-rendered themed casino web site, with audio, and Australian themed casino games and interface. Following an extensive development phase, our online platform was successfully validated and approved for gaming by BMM International.

•	Action Online Entertainment – Club Fiore.com: The Internet gaming site of Action Online Entertainment, www.clubfiore.com, is our most recently completed large-scale online gaming project. The site was in development for approximately twelve months, and we completed a successful validation of its Internet Casino Gaming System Version 2.05 under the Isle of Man technical / player protection regulations in the first half of 2002. Action Online Entertainment is a Los Angeles-based entity backed by substantial venture capital funding and comprised of approximately 50 member staff specifically targeting the non-United States regulated gaming market. Through the Club Fiore.com project, we:

•	Developed the entire Club Fiore.com gaming site, including branding, logos, all audio and sound work with over 20 casino games;

•	Provided multi-stage delivery, featuring three ‘go-live’ dates over a six-month period;

•	Developed a macromedia flash dynamic menu to interface with our software;

•	Developed more than ten all new three and five reel (up to 20 line) slot machines; and

•	Completed several new games and re-themed and updated existing games.

•	The Venetian Resort • Hotel • Casino: In June 2002, following an extensive pre-sales evaluation phase, we signed an agreement with Venetian Interactive, LLC to develop an Internet casino and website. The contract with Venetian Interactive provides that we will receive a development fee, maintenance fee and ongoing royalties when the site is live.

In addition to the online gaming opportunities, in 2001, we signed a development agreement with Aruze of Japan, one of the largest gaming companies in the world, for utilization of our platform for a home entertainment application, and to explore mobile and online entertainment opportunities in Asia. Aruze technical personnel completed a comprehensive global search prior to selecting our platform.

Lottery Market Opportunities

We have identified the lottery industry as a significant market for implementation of our central server gaming system platform. Our central server gaming system platform can be applied to both Internet-based and land-based lotteries.

In the land-based lottery market, our central server gaming system platform can link multiple lottery kiosks in a manner similar to the clustered stand-alone gaming machine architecture that we intend to utilize in the central server gaming market. As for Internet-based lotteries, we can operate a lottery as a single application through our central server gaming system platform or as an integrated component of the overall casino gaming site. In addition, we will be able to offer both instant lottery games and traditional delayed result lotteries.

COMPETITION

We view our competition in terms of companies that provide products to the Indian gaming, Canadian and European land-based gaming markets, as well as to the regulated Internet gaming markets. The companies with which we compete generally have longer operating histories, greater name recognition, customer bases and financial, technical and marketing resources.

MANUFACTURING AND ASSEMBLY

As part of our business strategy, we have elected to out-source the manufacturing and assembly for all of our products either to third party manufacturers or to our strategic partners as part of our agreements with them. We will have our Class II electronic bingo games manufactured by Cole Industries, or Cole, a Las Vegas-based manufacturing concern on a turnkey basis. Through our strategic alliance with Electrocoin, Electrocoin will manufacture all products we develop on its behalf for distribution in the United Kingdom and Europe.

RESEARCH AND DEVELOPMENT

We have a knowledge base of all aspects of network software development and industry-experienced professionals at all levels, including Java programmers, JavaScript specialists, game designers, graphic designers, 3D modelers, mathematicians and web developers. The majority of our software research and development operations are located in our Sydney, Australia office, and our hardware research and development operations are located in our Las Vegas, Nevada office.

For years ended December 31, 2003 and 2002, on an unaudited basis, Gaming & Entertainment Group, Inc., a Nevada corporation, did not incur any specific expenses related to research and development other than the expenses related to the salaries and wages of employees in our research and development operations.

INTELLECTUAL PROPERTY

Since our inception, we have focused exclusively on gaming and building products for reputable organizations in the gaming industry. Unless specifically agreed otherwise, the games and gaming systems we develop are owned by us and licensed to the client. Where a game contains specific images relating to the client, we may not resell the game without the client’s permission, and where a game has been specifically commissioned by the client on an exclusive basis, we typically agree to a limited period of time during which the game remains exclusive to the client. Standard enhancements are generally integrated with our central server gaming system platform and maintained as part of the base, unless otherwise agreed. Proprietary interfaces and custom developments are created and maintained for each specific client.

We protect our intellectual property through the filing of patent and trademark applications for our key inventions and unique features in the various gaming markets in which we operate. On September 27, 2002 a patent application covering inventions relating to a Virtual Ball Selector was filed with the United States Patent and Trademark Office. To date, the application is still under investigation by the United States Patent and Trademark Office and we continue to expect comments based on such investigation. We have also been granted a general license to all intellectual property developed by Frank Banyai, our Vice President of Product Development and Marketing, which includes patents covering certain Class II electronic games (i.e., Wild Ball Bingo, Eight to go, and Wild Ball Keno). Moreover, our license extends to copyrights to Jesters Bingo and Big Time Bingo, as well as trademarks and service marks for Wild Ball.

In February 2003, after settlement of an action brought by us against Innovative Gaming Corporation of America, or IGCA, we were granted a license to a Nevada licensed slot operating system, developed by IGCA. The IGCA system has been approved for use in a large number of jurisdictions, including Nevada, and represents a significant asset within our business strategy and intellectual property holdings.

GAMING REGULATION

We will be subject to federal, state and Native American laws and regulations that will affect both our general commercial relationships with Native American tribes as well as the products and services we intend to provide them. The following is a summary of those laws and regulations and not a complete recitation of all applicable law.

Native American Gaming Regulation. Federal law, tribal-state compacts, and tribal gaming regulations govern gaming on Native American lands. IGRA provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission, or the NIGC, and the Secretary of the United States Department of the Interior. The NIGC has authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating gaming, approve management agreements for gaming facilities, conduct investigations, inspect, copy and audit all records, hold hearings, issue subpoenas, take depositions and monitor tribal gaming generally. The IGRA further authorizes the NIGC to impose civil penalties for violations of its regulations or of the IGRA, and also imposes federal criminal sanctions for illegal gaming on Native American reservations and for theft from Native American gaming facilities. The IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming related activity on Indian lands.

Indian tribes are sovereign in their own government systems, which have primary regulatory authority over gaming on land within the tribes’ jurisdiction. Although the gaming regulations vary for each tribe, these regulations generally provide for Native American ownership of the gaming operation;

the use of gaming net revenues for Native American government, economic development or related purposes; independent audits, including specific audits of all contracts of amounts greater than $25,000; background investigations and licenses; adequate safeguards for the environment and the public health and safety; and dispute resolution procedures.

Class III gaming requires, as a condition to implementation, that the Native American tribe and the state government in which the Native American lands are located to enter into a compact to govern gaming activities generally associated with casino gaming, defined as “Class III” gaming under the IGRA. A tribal-state compact is generally not required for gaming generally described as “bingo games,” classified as “Class II” gaming under the IGRA. Tribal-state compacts vary from state-to-state and in most cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes pursuant to the terms of the applicable tribal-state compact to regulate Class III gaming-related activity by the tribe. In contrast, Native American tribes may engage in Class II gaming if the state in which the Native American reservation is located permits such gaming for any purpose by any person; the gaming is not otherwise specifically prohibited on the Native American reservation by federal law; the gaming is conducted in accordance with a Native American ordinance which has been approved by the NIGC; and several other requirements are met, including the requirement that the Native American tribe have the sole proprietary interest and responsibility for the conduct of gaming, and that primary management officials and key employees be licensed by the tribe.

The IGRA also regulates the terms of gaming management contracts with Native American tribes that must be approved by the NIGC before taking effect. Under existing regulations, management contracts can have a maximum of seven years and limit the amount payable to the manager to 30% of the net revenue from the related gaming activity. However, the NIGC has, on occasion, required that both a shorter term and a reduced percentage of the net revenue be accepted by a manager as a condition of its approval of a management contract. In contrast to management contracts, the IGRA does not impose similar restrictions on service agreements that merely provide equipment and services to Native American tribes.

Johnson Act. The Johnson Act, 15 U.S.C. §1171 et seq., generally prohibits manufacture, transport, possession and use of gambling devices in interstate and foreign commerce, but provides for certain exceptions. In addition, the Johnson Act broadly defines an illegal gambling device as any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” IGRA defines Class II gaming as including “the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith).” However, IGRA’s definition of Class II gaming expressly excludes “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind.”

Prior to June 17, 2002, regulations adopted by the NIGC defined “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind” as being equivalent to “gambling devices,” as defined and prohibited by the Johnson Act. On June 17, 2002, the NIGC published new regulations, effective July 16, 2002, defining the terms “electronic, computer or other technological aids” that can legally be used in Class II gaming, and “electronic or electromechanical facsimiles of a game of chance” that may not be legally used in Class II gaming. The NIGC essentially did away with using the Johnson Act definition of “gambling device” as the method of determining what constituted an illegal “electronic or electromechanical facsimile of a game of chance,” and relied instead upon existing court cases which have held that legal technological aids permitted by IGRA are aids that broaden the participation levels of players in the same game, facilitate communication between and among gaming facilities, and allow players to play a game with or against other players rather than with or against a machine. Under these court decisions, any devices that accomplish these objectives are not “gambling devices” prohibited by the Johnson Act.

Notwithstanding the NIGC position on these devices, the United States Department of Justice is not bound by the NIGC regulations and has asserted that any electronic or mechanical device used in gaming, such as the electronic player stations used to play our Class II games, are illegal “gambling devices,” and thus in violation of the Johnson Act. As a result of this incongruity, several United States Court of Appeals that have considered the scope of the Johnson Act in relation to IGRA have generally determined that the Johnson Act does not prohibit the use of electronic and technological aids to bingo that operate to broaden the participation of players to play against one another rather than against a machine.

In a recent decision of the United States Court of Appeals for the Tenth Circuit (Seneca-Cayuga Tribe of Oklahoma, et al. vs. National Indian Gaming Commission, et al., decided April 17, 2003), a federal circuit court considered the applicability of the Johnson Act to Class II gaming. The opinion of the court was in line with several previous court opinions that found that the Johnson Act did not prohibit the use of technological aids to Class II gaming on Native American land. The court also noted that their opinion was in line with the new NIGC regulations. In another recent decision from the United States Court of Appeals for the Eighth Circuit (United States of America vs. Santee Sioux Tribe of Nebraska, decided March 20, 2003), a circuit court found for the first time that the Johnson Act does apply to Class II technological aids, although the court also found that the pull tab player stations at issue in that case were not Johnson Act devices. That court also went on to cite the fact that the NIGC has adopted new regulations and that those regulations would permit Class II technological aids under IGRA. On March 1, 2004, the United States Supreme Court denied to consider the appeals of these decisions made by the Eighth Circuit and the Tenth Circuit of the United States Court of Appeals

The effect of this denial by the Supreme Court would be to essentially affirm the decisions of the Eighth and Tenth Circuit Courts that the Johnson Act does not prohibit the sale of Class II technological aids to and the use of such aids by Native American tribes. Although the Supreme Court declined to review these decisions, there are no assurances that the Supreme Court may elect to consider the matter if presented to the Supreme Court in the future and, if considered, how the Supreme Court will rule.

EMPLOYEES

As of March 31, 2004, we have nineteen full-time employees, twelve of which are engaged in research and development, graphics design and game design, three in sales and marketing, one in finance/accounting, and the remaining three comprising management. In terms of the geographic location of our employees, we have eleven employees in our Sydney, Australia office, six employees in our Las Vegas, Nevada office and two employees in our London, United Kingdom office.

In addition to employees, we regularly retain the services of outside consultants, including a consultant in Vancouver, British Columbia who focuses on gaming proposals submitted to the various provincial Canadian gaming commissions.

ITEM 2. DESCRIPTION OF PROPERTY.

Although we have historically maintained our primary offices in Sydney, Australia, we have recently moved our corporate offices to 6757 Spencer Street, Las Vegas, Nevada 89119. We have entered into a lease for 7,200 square feet of office and warehouse space at a rate of $9,500 per month pursuant to a lease agreement that expires in 2009. We expect to move into our new corporate offices by late April 2004.

In terms of our other offices in Sydney, Australia and London, England, we lease approximately 2,750 square feet in North Sydney, Australia at a monthly rate of $2,700 pursuant to a lease agreement that expires in 2006, and share office space in London, United Kingdom with Electrocoin, for which we do not currently pay any rent.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently party to any legal proceedings or aware of any pending or threatened claims, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 12, 2004, we conducted a special meeting of our stockholders. At the meeting, the stockholders approved the following proposals:

•	Amendment of our articles of incorporation to effect a reverse stock split at an exchange ratio of 1:24.852732;

•	Approval of the Agreement and Plan of Reorganization and share exchange with Gaming & Entertainment Group, Inc., a Nevada corporation;

•	Amendment of our articles of incorporation to change our corporate name from “NorStar Group, Inc.” to “Gaming & Entertainment Group, Inc.”; and

•	Election of Tibor N. Vertes and Gregory L. Hrncir to our board of directors to serve until their successors shall be elected and qualified.

On a pre-reverse stock split basis, the following table provides the number of shares cast for or against each proposal, as well as the number of abstentions for each proposal.

PROPOSAL 1	Approval of the proposed amendment to the Amended Articles of Incorporation to effect a reverse stock split at an exchange ratio of 1:24.852732:

	For	Against	Abstentions
	9,215,052	261,537	53,000

PROPOSAL 2	Approval of the Agreement and Plan of Reorganization and share exchange with Gaming & Entertainment Group, Inc., a Nevada corporation:

	For	Against	Abstentions
	9,519,089	10,500	0

PROPOSAL 3	Approval of the proposed amendment to the Amended Articles of Incorporation to change our name to “Gaming & Entertainment Group, Inc.”:

	For	Against	Abstentions
	9,509,552	15,500	0

PROPOSAL 4	To elect the following directors to our Board of Directors to serve until their successors shall be elected and qualified:

		For	Against	Abstentions
	Tibor N. Vertes	9,507,089	0	3,000
	Gregory L. Hrncir	9,507,089	0	3,000

Based upon the approvals received from our stockholders, we filed our amended articles of incorporation with the Utah Secretary of State on January 12, 2004 and consummated the share exchange on January 16, 2004. As part of the consummation, we issued 14,599,993 shares of common stock to the stockholders of Gaming & Entertainment Group, Inc., a Nevada corporation, and issued options and warrants to purchase 2,681,898 shares and 1,576,039 shares of common stock, respectively. The options and warrants were exchanged on a one-for-one basis and had a weighted average exercise price of $0.78 and $1.45, respectively, per underlying share. In addition, all of our prior officers and directors, other than Jay Sanet, resigned, and Tibor N. Vertes was appointed as our chief executive officer and Gregory L. Hrncir was appointed as our president.

Upon the consummation of the share exchange, we changed our stock symbol on the OTC Bulletin Board from “NSTG” to “GMEI.” Although we are exploring options related to the listing or quotation of our common stock on the American Stock Exchange, there are no assurances that such listing or quotation will occur.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

Our authorized capital stock consists of 150,000,000 shares of common stock, par value $.01 per share, 1,000,000 shares of Class A preferred stock, par value $10.00 per share, and 1,000,000 shares of Class B preferred stock, $10.00 par value per share. As of March 31, 2004, there were 17,778,628 shares of common stock issued and outstanding, and no shares of Class A and Class B preferred stock issued and outstanding.

HIGH AND LOW BID PRICES OF OUR COMMON STOCK

As of March 31, 2004, our outstanding shares of common stock were held by approximately 260 stockholders of record. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “GMEI.” The following table sets forth the high and low closing bid prices of our common stock, as reported by the OTC Bulletin Board, during the periods indicated.

CALENDAR QUARTER ENDED	LOW	HIGH
March 31, 2004	$0.03	$1.75
December 31, 2003	$0.01	$0.04
September 30, 2003	$0.02	$0.08
June 30, 2003	$0.01	$0.06
March 31, 2003	$0.02	$0.07
December 31, 2002	$0.01	$0.10
September 30, 2002	$0.01	$0.06
June 30, 2002	$0.02	$0.10
March 31, 2002	$0.04	$0.06

The closing bid prices have not been adjusted in light of the 1:24.852732 reverse stock split approved by our stockholders on January 12, 2004. The last reported bid price of our common stock on the OTC Bulletin Board on March 31, 2004 was $1.14 per share.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock. Our board presently, and for the foreseeable future, intends to retain all of our earnings, if any, for the development of our business. The declaration and payment of cash dividends in the future will be at the discretion of our board and will depend upon a number of factors, including, among others, our future earnings, operations, funding requirements, restrictions under our credit facility, our general financial condition and any other factors that our board considers important. Investors should not purchase our common stock with the expectation of receiving cash dividends.

EQUITY COMPENSATION PLAN INFORMATION

With respect to equity compensation plans, on April 17, 2000, our board of directors authorized a stock option plan for the issuance to key personnel options to purchase up to 2,000,000 shares of common stock (approximately 80,474 shares on a post-reverse split basis). Since the stock option plan has not been submitted to our stockholders for approval and since no options had been issued pursuant to the stock option plan, we have elected to terminate the stock option plan as of December 31, 2003. Accordingly, we did not have any options outstanding as of December 31, 2003.

Subsequent to December 31, 2003, we consummated the transactions contemplated by the Agreement and Plan of Reorganization with Gaming & Entertainment Group, Inc., a Nevada corporation. As a result, all of the outstanding options issued by Gaming & Entertainment Group, Inc., a Nevada corporation, were converted into options to purchase shares of our common stock on a one-for-one basis. As of March 31, 2004, we have outstanding options to purchase 2,681,898 shares of common stock with a weighted average exercise price of $0.78 per underlying share.

RECENT SALES OF UNREGISTERED SECURITIES

During the three years ended December 31, 2003, we made the three issuances of our common stock which were not registered under the Securities Act of 1933, or the Securities Act.

On May 21, 2003, we issued 9,000,000 shares of common stock (approximately 362,133 shares on a post-reverse split basis) to certain members of our board of directors and our general counsel for services rendered. The shares had a fair value of approximately $90,000 which was charged to general and administrative expenses. The issuance of shares was exempt from registration in reliance on Section 4(2) of the Securities Act. We did not engage any underwriters with respect to this unregistered issuance of our common stock.

On July 25, 2002, we entered into agreements with certain consultants to provide us with, among other things, assistance in finding businesses located primarily in Europe that would advertise in and/or link to our online community in addition to performing web site development services. These agreements expired on July 25, 2003. As consideration for their services, the consultants received a total of 5,050,000 shares of common stock (approximately 203,197 shares on a post-reverse split basis) with an aggregate fair market value of $101,000. The issuance of shares was exempt from registration in reliance on Section 4(2) of the Securities Act. We did not engage any underwriters with respect to this unregistered issuance of our common stock.

In 2001, we issued 2,000,000 shares of common stock (approximately 80,474 shares on a post-reverse split basis) to third parties as payment for professional and other services. The shares of common stock were valued at $80,000. The issuance of shares was exempt from registration in reliance on Section 4(2) of the Securities Act. We did not engage any underwriters with respect to this unregistered issuance of our common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, such as statements relating to plans for product development, product placement, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, our ability to locate necessary sources of capital to sustain our operations, the continued growth of the gaming industry, the success of our product development activities, the acceptance of our products in the marketplace, vigorous competition in the gaming industry, our dependence on existing management, changes in gaming laws and regulations (including actions affecting licensing), our leverage and debt service (including sensitivity to fluctuations in interest rates) and domestic or global economic conditions.

OVERVIEW

Through a reorganization approved by stockholders on January 12, 2004, we changed our name from “NorStar Group, Inc.” to “Gaming & Entertainment Group, Inc.” and acquired the outstanding shares of Gaming & Entertainment Group, Inc., a Nevada corporation. Through the acquisition of Gaming & Entertainment Group, Inc., a Nevada corporation, we shifted the focus of our business to the development of central server gaming systems, game content and gaming devices for land-based gaming markets located in the United States (i.e., Indian gaming), Canada and Europe.

We were originally incorporated in the State of Utah in March 1961 as “Florist Accounting Services, Inc.”, a finance company that was primarily engaged in factoring account receivables for florists in Utah. We changed our name to “Luxor Group N.S. Inc.” in 1971 and then to “NorStar Group, Inc.” in 1992. From April 1992 through December 1999, we acquired and/or began to develop and dispose of several businesses and certain other investments. In 1992, we acquired the mineral rights with respect to 17 claims on approximately 680 acres located in the Gold Mountain mining district of Esmeralda County, Nevada. Although we proposed to find a joint venture partner to assist us in developing these claims, we have not been successful to date in locating such a joint venture partner. In 1998, we began the development of an Internet business which involved the creation of a portal to an on-line community for products, entertainment, education and business services. Immediately prior to the share exchange with Gaming & Entertainment Group, Inc., a Nevada corporation, we conducted limited operations.

Since the reorganization did not occur until after December 31, 2003, the accompanying financial statements reflect the historical operating results of NorStar Group, Inc. and do not reflect the historical operating results of Gaming & Entertainment Group, Inc., a Nevada corporation. In subsequent periodic reports to be filed with the Securities and Exchange Commission, we will be consolidating and presenting the historical operating results of Gaming & Entertainment Group, Inc., a Nevada corporation, with the operating results of NorStar Group, Inc. subsequent to January 12, 2004, the date NorStar Group, Inc. was effectively purchased by Gaming & Entertainment Group, Inc., a Nevada corporation ( see Note 1 to the consolidated financial statements).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have not generated any significant revenues on a sustained basis from our current operations. As shown in the accompanying consolidated financial statements, we incurred net losses of approximately $149,000 and $348,000 and negative net cash flows from operating activities of $13,000 and $67,000 in 2003 and 2002, respectively, although a substantial portion of the losses was attributable to non-cash charges for the write-off of previously capitalized web site and development costs and the fair value of shares issued for services. As of December 31, 2003, we had no cash, a working capital deficiency of approximately $32,000 and an accumulated deficit of $6,895,000. Notwithstanding the reorganization involving Gaming & Entertainment Group, Inc., a Nevada corporation, our management believes that we will continue to incur net losses through at least December 31, 2004. These matters raise substantial doubt about our ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Earnings (Loss) Per Share

We present “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because we did not have any potentially dilutive common shares outstanding during the years ended December 31, 2003 and 2002.

Stock-Based Compensation

In accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, we will use the intrinsic value method and recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, we will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. We will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), of net income or loss as if a fair value based method of accounting for stock options granted to employees had been applied instead if such amounts differ materially from the historical amounts.

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

Effect of Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS 148 which amends SFAS 123 to provide alternative methods of transition for entities that elect to switch to the fair value method of accounting for stock options in fiscal years ending after December 15, 2002. We have not made such an election. SFAS 148 also requires more prominent and detailed disclosures in annual and interim financial statements for stock-based compensation regardless of which method of accounting is selected. We have no outstanding stock options and, accordingly, the adoption of SFAS 148 did not have any impact on us.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires an issuer to classify financial instruments that are within its scope as liabilities. We have not issued any financial instruments that are within the scope as SFAS 150.

FINANCIAL CONDITION

Our ability to continue as a going concern and achieve profitability, if at all, will depend upon a number of factors, including, among other things, market acceptance of our products, reliability of our products and services, customer support and satisfaction, sufficient capital to fund ongoing research and development and adequate capital to expand our business. There can be no assurance that any of the foregoing will be accomplished or that we will achieve profitability on an ongoing basis. As with all developing companies, we are subject to risks such as uncertainty of revenues, markets, profitability and the need for additional funding. All of these factors could have a material adverse effect on our business, financial condition and results of operations.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2003 AND 2002

We did not generate any revenue during the years ended December 31, 2003 and 2002. The absence of revenues reflected the inability of prior management to implement its business strategy and the decision to suspend operations.

In terms of operating expenses, we recorded total operating expenses of $170,158 and $347,864 in the years ended December 31, 2003 and 2002. The operating expenses incurred during the year ended December 31, 2003 consisted of $170,158 in general and administrative expenses. For the year ended December 31, 2002, our operating expenses consisted of $104,832 in general and administrative expenses, $4,641 in research and development expenses and $238,391 in expenses related to the write-off of capitalized web site and development costs. The $177,706 decrease in operating expenses related primarily to the absence of any write-offs and research and development expenses during the year ended December 31, 2003, offset, in part, by the $65,326 increase in general and administrative expenses.

After the recognition of a $20,471 gain on the settlement of accounts payable during the year ended December 31, 2003, we experienced a net loss of $149,417, compared to a net loss of $347,864 during the year ended December 31, 2002. The $198,447 decrease in net loss was due primarily to the $177,706 decrease in operating expenses during the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2003, we did not have any cash or other assets and had total liabilities of $32,052.

Our operating activities used net cash of $13,470 and $66,764 in the years ended December 31, 2003 and 2002. Although we experienced a net loss of $149,417, our operations only used $13,470 in net cash as a result of, in part, the issuance of shares of common stock as payment for $90,000 in services and the amortization of $58,128 in unearned compensation. Due to our limited operations, we did not use cash in investing activities during the years ended December 31, 2003 and 2002. In terms of our financing activities, we received cash of $13,248 and $64,500 from stockholder notes during the years ended December 31, 2003 and 2002. We experienced a net decrease in cash of $222 during the year ended December 31, 2003.

As a result of the reorganization with Gaming & Entertainment Group, Inc., a Nevada corporation, on January 12, 2004, our historical results will not be indicative of our future operating results. In this regard, in subsequent periodic reports to be filed with the Securities and Exchange Commission, we will be consolidating and presenting the historical operating results of Gaming & Entertainment Group, Inc., a Nevada corporation, with the operating results of NorStar Group, Inc. subsequent to January 12, 2004, the date NorStar Group, Inc. was effectively purchased by Gaming & Entertainment Group, Inc., a Nevada corporation (see Note 1 to the consolidated financial statements).

On an unaudited basis, as of December 31, 2003, Gaming & Entertainment Group, Inc., a Nevada corporation, had cash of $86,315 and prepaid expenses of $10,000 for current assets of $96,315 and had current liabilities of $907,112 for a working capital deficit of $810,797. As of December 31, 2003, Gaming & Entertainment Group, Inc., a Nevada corporation, had an accumulated deficit of $3,179,974 and total stockholders’ deficiency of $729,262.

On an unaudited basis, the operating and investing activities of Gaming & Entertainment Group, Inc., a Nevada corporation, used net cash of $411,226 and $3,327, respectively, during the year ended December 31, 2003. In contrast, the financing activities of Gaming & Entertainment Group, Inc., a Nevada corporation, provided net cash of $453,539. After an adjustment of $234,662 to reflect the effect of exchange rates on our cash, Gaming & Entertainment Group, Inc., a Nevada corporation, experienced a net decrease in cash of $195,676 during the year ended December 31, 2003.

Outlook

Until we generate sufficient cash from the operations of Gaming & Entertainment Group, Inc., a Nevada corporation, we will need to rely upon private and institutional sources of debt and equity. Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the fourth quarter of 2004 through cash on hand, cash from operations and cash from private placements of our debt or equity securities. In the event that such sources are insufficient or unavailable, we will need to seek cash from other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the upcoming year.

RISK FACTORS

We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations. If that occurs, the trading price of our common stock could decline. As a result of the consummation of the reorganization with Gaming & Entertainment Group, Inc., a Nevada corporation, on January 12, 2004, the following discussion relates to the risks associated with the operations of Gaming & Entertainment Group, Inc., a Nevada corporation, on a going-forward basis.

RISKS RELATED TO GAMING & ENTERTAINMENT GROUP, INC.

Gaming & Entertainment Group, Inc., a Nevada corporation, has a limited operating history and has experienced operating losses during each of the last two fiscal years.

On an unaudited basis, Gaming & Entertainment Group, Inc., a Nevada corporation, experienced a net loss of $1,694,612 and $718,514 for the years ended December 31, 2003 and 2002, respectively. In subsequent periods, we will be consolidating and presenting the historical operating results of Gaming & Entertainment Group, Inc., a Nevada corporation, with the operating results of NorStar Group Inc. subsequent to January 12, 2004, the date NorStar Group, Inc. was effectively purchased by Gaming & Entertainment Group, Inc., a Nevada corporation (see Note 1 to the consolidated financial statements).

Our ability to continue as a going concern and achieve profitability, if at all, will depend upon a number of factors, including, among other things, market acceptance of our products, reliability of our products and services, customer support and satisfaction, sufficient capital to fund ongoing research and development and adequate capital to expand our business. There can be no assurance that any of the foregoing will be accomplished or that we will achieve profitability on an ongoing basis. In addition, we are subject to risks such as uncertainty of revenues, markets, profitability and the need for additional funding. All of these factors could have a material adverse effect on our business, financial condition and results of operations.

Our capitalization is limited and we may need additional funds.

A limiting factor on our growth, including our ability to penetrate new markets, attract new customers and deliver new products in a timely matter, is our limited capitalization compared to other companies in the gaming industry. We believe that currently available capital resources will be adequate to fund our operations and business objectives for at least nine months. There can be no assurance, however, that we will not require additional financing. If additional equity or debt funding is not available on reasonable terms, we may not achieve our revenue and profit objectives.

There is no assurance that we will be successful in expanding our operations and, if successful, managing our future growth.

We anticipate that we will substantially increase the scale of our operations. This increase in scale, and expansion of facilities, will result in higher operating costs. If our revenues do not correspondingly increase, our results of operations would be materially and adversely affected. We may experience periods of rapid growth, including increased staffing levels. Such growth would place a substantial strain on our management, operational, financial and other resources. Moreover, we will need to train, motivate and manage our employees and attract additional sales, technical and other professionals. Any failure to expand these areas and implement such procedures and controls in an efficient manner and at a pace consistent with our business objectives would have a material adverse effect on our business, financial condition and results of operations.

There are significant uncertainties as to our proposed entrance into several new gaming markets.

Historically, we have been involved in the development and provision of a government accredited online gaming system and a comprehensive networked entertainment platform. We will continue to provide these products and services in the future, but intend to focus primarily on the following:

•	Offering a suite of electronic bingo games on our central server gaming platform to the Canadian and the Native American gaming markets;

•	Offering multi-player station gaming, including roulette and other games to the Canadian and Native American gaming markets;

•	Offering video poker and fixed-odds betting terminals to the AWP and licensed betting shop gaming markets in the United Kingdom and Europe; and

•	The lottery market (including land-based and Internet) through the utilization of our central server platform, both in the United States and abroad.

As in any rapidly evolving industry, product demand and market acceptance are subject to considerable uncertainty. While management believes each of the aforementioned markets offers significant opportunities to us, no assurance can be made that we will be successful in deploying products and the accompanying services into each, or any, of such markets beyond that of its current operations. Additionally, our key personnel and we will have to apply for, and obtain, all requisite government licenses, registrations, findings of suitability, permits and approvals necessary for us to operate in these gaming markets.

We face competition from companies that have substantially greater capital, research and development, manufacturing and marketing resources than we possess in each of our proposed new markets.

While we believe that we are a pioneer in the emerging central server gaming market, and that there are very few companies that offer the broad applications of our platform, potential competitors include all Class II and Class III gaming machine providers and all providers of software technology products to the gaming industry. In the Class II market, we will be competing with companies that are established and dominant players in the industry with significant resources. In terms of central server gaming, as the intensely competitive gaming machine industry develops, companies will be developing or acquiring their own central server platforms. These companies generally have longer operating histories and possess greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. Such competition could materially adversely affect our business, operating results or financial condition.

Our revenues are difficult to predict given that a large percentage of our future revenues will come from gaming markets in which we have not historically operated.

As our prior business operations have been limited to supplying our platform to the regulated Internet gaming market, it is not feasible to predict with any assurance the timing or the amount of revenues that we will receive from the sale or license of our products and services in the gaming markets of the United States, Canada, the United Kingdom and Europe. Any substantial delay in the introduction of products and services in such markets could result in significant delays in revenues and the need to raise additional capital through the issuance of equity or debt securities sooner than we intend. This delay may allow competitors to reach certain of such markets with products before us. In view of the emerging nature of the technology involved in certain of these markets, and the attendant uncertainty as to whether our products will achieve meaningful commercial acceptance, if at all, there can be no assurance that we will realize sufficient revenues to achieve profitability.

We will have to establish distribution channels in each of the new markets we intend to enter.

We have no experience in establishing distribution channels for the license, sale or revenue share of products in the new gaming markets we intend to enter. While we have entered into strategic partnerships with experienced gaming equipment providers and retained the services of several individuals with experience in the placement of gaming products, should we be unsuccessful in establishing such distribution channels as well as recruit, manage and retain additional internal and external sales personnel, our business, operating results and financial condition may be adversely affected.

We will encounter legal and regulatory requirements that will increase the cost of doing business and divert substantial management time away from our operations when we commence offering our products on a license, sale or revenue sharing basis.

Prior to entering into any contract for the license, sale or revenue sharing of our products, we will have to overcome significant regulatory hurdles. The manufacture and distribution of gaming products (including lottery products) and the conduct of gaming operations are subject to extensive federal, state, local and foreign regulation by various gaming authorities. Although the laws and regulations of the various jurisdictions in which we propose to operate vary in their technical requirements and are subject to amendment from time to time, virtually all of these jurisdictions require licenses, permits, documentation of the financial qualifications of the applicant, including evidence of integrity and financial stability, and other forms of approval. We and our key personnel will have to apply for, and obtain, all requisite government licenses, registrations, findings of suitability, permits and approvals necessary for us to do business in these new markets. There can be no assurance such licenses, registrations, findings of suitability, permits, or approvals will be obtained. Furthermore, assuming the foregoing is obtained, the suspension, revocation, non-renewal or limitation of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

If we fail to obtain further strategic partnerships with key gaming machine manufacturers and distributors, our various gaming initiatives may be adversely affected.

We have entered into strategic alliances and licensing agreements with several gaming companies, both in the United States and in the United Kingdom. We have also had preliminary discussions with several significant gaming machine manufacturers and Native American casinos regarding licensing our central server gaming platform. However, if we are unsuccessful in further licensing our technology to additional entities and gaming operators, the amount of revenues to be realized will decrease, and our overall business, financial condition and results of operations may be materially adversely affected.

Our ability to establish multiple third party turnkey manufacturing sources for our electronic bingo products offering, as well as securing an appropriate financing line with an equipment lender, may affect our ability to enter into this evolving market.

Our networked electronic games, including electronic bingo, keno, instant lottery, video poker and fixed-odds betting terminals, will be manufactured by third parties. To this end, we have procured a major Las Vegas-based manufacturer of gaming devices to manufacture our electronic bingo games and an established gaming equipment provider in the United Kingdom; however, we have not yet secured a second source supplier for these markets. Moreover, given our manufacturing needs and the somewhat limited number of gaming devices we will require, as compared to other clients of our manufacturing partners, we may, at least initially, be subject to the timing of larger manufacturing runs of the clients of our captive manufacturing source. In addition, given the capital requirements of placing gaming machines on a participation basis (i.e., revenue sharing) at Native American casinos and in Canada, we will need to secure a line of credit or another form of asset-based financing. As a small company, our costs for such financing will likely be higher than that of our competitors given our historical losses, balance sheet and pending entry into the land-based gaming market. There can be no assurance that such manufacturer(s), or equipment lender(s), will be secured, or if secured, on terms that are favorable to us. Failure to do so, or on terms unfavorable to us, will likely have an adverse effect on our business, financial condition and results of operation.

We may expand our business in the future through one or more acquisitions or purchases of assets, and given the limited experience with business combination activities in the gaming sector, we may not realize a satisfactory return, if any, on such investments.

We are presently negotiating with a provider of multi-player gaming machines to the Native American gaming market. If appropriate opportunities present themselves, other complementary businesses, technologies, services or products may be acquired. We currently have no binding agreements to acquire any third party. No assurance can be made that the anticipated benefits of any acquisition or purchase of assets would be realized, or that we will be able to complete or integrate future acquisitions successfully. In connection with one or more such transactions, we may:

•	Issue additional equity securities which would dilute existing stockholders’ ownership;

•	Extend secured and unsecured credit which may not be repaid;

•	Incur debt on terms unfavorable or that we are unable to repay;

•	Incur contingent liabilities;

•	Integrate additional employees and fixed assets that must be maintained; and

•	Incur amortization expenses related to goodwill and other intangible assets.

Accordingly, an acquisition may result in unforeseen operating difficulties, financial risks or required expenditures that could adversely affect us. In addition, it may also divert the time and distract the attention of management that would otherwise be available for ongoing development of the business.

We are dependent on our key personnel, and the loss of any could adversely affect our business.

We depend on the continued performance of the members of our management team and our technology team. Tibor N. Vertes, our Chief Executive Officer and Chairman, Gregory L. Hrncir, our President and a Director, Kevin J. Burman, our Chief Operating Officer, Andrew Sorensen, our Chief Technology Officer, and William McMaster, our Director of Research and Development, have each contributed significantly to the growth of our business. If we lose the services of any of the foregoing parties, and are unable to locate suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business. We may obtain key man life insurance for Messrs. Vertes and Hrncir in an amount to be determined.

Worsening economic conditions may adversely affect our business.

The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes and thus a decline in general economic conditions may lead to our end-users having less discretionary income with which to wager. This could cause a reduction in our projected revenues and have a material adverse effect on our operating results.

Currency rate fluctuations can have an adverse effect on our business operations.

Our wholly-owned subsidiary Gaming & Entertainment Technology Pty Limited is based in North Sydney, Australia, and utilizes Australian dollars as its functional currency. To the extent we derive revenues from operations outside of the United States (e.g., Canada, United Kingdom, etc.), all of which are typically denominated in their local currencies, our operating results will be affected by changes in the relative values of the applicable non-U.S. currencies and the U.S. dollar. We do not currently utilize hedging instruments, and we presently do not anticipate doing so in the future.

Although we have entered into confidentiality and non-compete agreements with all of our employees and consultants, if we are unable to protect our proprietary information against unauthorized use by others, our competitive position could be harmed.

Our proprietary information is critically important to our competitive position and is a significant aspect of the products and services we provide. If we are unable to protect our proprietary information against unauthorized use by others, our competitive position could be harmed. We generally enter into confidentiality or non-compete agreements with most of our employees and consultants, and control access to, and distribution of, our documentation and other proprietary information. Despite these precautions, we cannot make assurances that these strategies will be adequate to prevent misappropriation of our proprietary information. Therefore, we could be required to expend significant amounts to defend our rights to proprietary information in the future if a breach were to occur.

RISK FACTORS RELATING TO OUR INDUSTRY

As we intend to market our suite of electronic bingo, keno and instant lottery games and central server gaming products to the Native American gaming market, enforcement of future contracts, including all remedies available thereunder or otherwise against Native American tribes, could be difficult.

Federally recognized Native American tribes are independent governments, subordinate to the United States, with sovereign powers, except, as those powers may have been limited by treaty or by the United States Congress. Native American power to enact its own laws to regulate gaming is an exercise of Native American sovereignty, as recognized by the IGRA. Native American tribes maintain their own governmental systems and often their own judicial systems. Native American tribes have the right to tax persons and enterprises conducting business on Native American lands and also have the right to require licenses and to impose other forms of regulations and regulatory fees on persons and businesses operating on their lands.

Native American tribes, as sovereign nations, are generally subject only to federal regulation. Although Congress may regulate Native American tribes, states do not have the authority to regulate Native American tribes unless Congress has specifically granted such authority. State laws generally do not directly apply to Native American tribes and activities taking place on Native American lands unless the tribe has a specific agreement or compact with the state or federal government allowing for the application of state law. In the absence of a conflicting federal or properly authorized state law, Native American law governs.

When we enter into contracts with Native American tribes in the future, such contracts will likely provide that the law of the state in which a tribe is located will be the governing law of those contracts. We cannot be sure, however, that such choice of law clauses will be enforceable. Native American tribes generally enjoy sovereign immunity from suit similar to that of the states and the United States. In order to enforce a contract against a Native American tribe (or an agency or instrumentality of a Native American tribe), the Native American tribe must have effectively waived its sovereign immunity with respect to the matter in dispute.

Contracts entered into in the future with Native American tribes will also likely include a limited waiver of each tribe’s sovereign immunity and provide that any dispute regarding interpretation, performance or enforcement shall be submitted to, and resolved by, arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association and that any award, determination, order or relief resulting from such arbitration shall be binding and may be entered in any court having jurisdiction. In the event that such waiver of sovereign immunity is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a tribe. These rights and remedies could potentially limit or restrict our right to enter Native American lands to retrieve our property in the event of a breach of contract by the contracting tribe.

If a Native American tribe has effectively waived its sovereign immunity, there exists an issue as to the forum in which a lawsuit can be brought against the tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native Americans. Federal courts may have jurisdiction if the suit raises a federal question, which is unlikely in a typical contract dispute. Diversity of citizenship, another common basis for federal court jurisdiction, is not generally present in a suit against a tribe because a Native American tribe is not considered a citizen of any state. Accordingly, in most commercial disputes with tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. In addition, there can be no assurance that we could effectively enforce any arbitration decision. If either of the foregoing occurs, our financial condition and results of operations may be adversely affected.

The National Gambling Impact Study Commission’s recommendations may adversely affect the gaming industry and our future operations.

The National Gambling Impact Study Commission was established by the United States Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States. On April 28, 1999, the National Gambling Impact Study Commission voted to recommend that the expansion of gaming be curtailed. In June 1999, the National Gambling Impact Study Commission issued a final report of its findings and conclusions, together with recommendations for legislative and administrative actions. Highlights of some of those recommendations include the following:

•	Legal gaming should be restricted to those at least 21 years of age;

•	Betting on college and amateur sports should be banned;

•	The introduction of casino-style gaming at pari-mutuel racing facilities for the primary purpose of saving pari-mutuel facilities that otherwise may not be financially viable for the purpose of competing with other forms of gaming should be prohibited;

•	Internet gaming should be banned in the United States;

•	The types of gaming activities allowed by Native American tribes within a given state should be consistent with the gaming activities allowed to other persons in that state; and

•	State, local and Native American governments should recognize that while casino gaming, as opposed to stand-alone slot machines (e.g., in convenience stores), provides economic development, particularly for economically depressed areas, Internet gaming and lotteries do not provide the same economic development.

Any regulation of the gaming industry that may result from the National Gambling Impact Study Commission’s report may have an adverse effect on the gaming industry and on our financial condition and results of operations.

As we intend to market our suite of electronic bingo, keno and instant lottery games and central server gaming products to the Native American gaming market, we will face legal and regulatory uncertainties that threaten our ability to conduct our business and to effectively compete in Native American gaming markets.

Gaming activities conducted on Native American lands are subject to federal regulation under the Johnson Act, IGRA, and under the rules and regulations adopted by both the NIGC and the gaming commissions each Native American tribe establishes to regulate gaming. These gaming activities are also subject to regulation by state and local authorities, to the extent such gaming activities constitute, or are perceived to constitute, Class III gaming. Class III gaming is illegal in most states, and may only be conducted by a tribe pursuant to a compact between a tribe and the state in which the tribe is located. Any Class III gaming systems or devices we intend to offer on Native American lands are subject to regulation by authorities in each state in which the tribe is located and to the terms of the compacts between the tribes and each such state.

The Johnson Act broadly defines “gambling devices” to include any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling, and that, when operated, delivers money or other property to a player “as the result of the application of an element of change.” A government agency or court that literally applied this definition and did not give effect to subsequent congressional legislation, or to certain regulatory interpretations or judicial decisions could determine that the manufacture and use of our electronic player terminals, and perhaps other key components of our gaming systems that rely to some extent upon electronic equipment to run a game, are illegal. Tribal customers could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

RISK FACTORS RELATING TO OUR COMMON STOCK

Due to our management’s controlling interest in our common stock, our management has the power to control all matters submitted to our stockholders, which renders non-management stockholders’ efforts to effect substantial changes in our company more difficult.

Our executive officers and members of our board beneficially own 10,124,474 shares of common stock, or approximately 52.9% of the outstanding shares of our common stock, assuming exercise or conversion of all options, warrants and convertible debentures held by our executive officers and members of our board that are exercisable within 60 days of March 31, 2004. Accordingly, these stockholders have the power to control all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Our common stock is deemed to be “penny stock,” which may make it more difficult for our stockholders to resell their shares due to suitability requirements.

Historically, our common stock has been deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stock may be more difficult for investors to resell. Penny stocks are stocks:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq-listed stock must still have a price of not less than $5.00 per share); or

•	From issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

The closing bid price for our common stock on the OTC Bulletin Board on March 31, 2004 was $1.14. Federal rules and regulations generally impose additional sale practice and disclosure requirements on broker/dealers who sell or recommend our shares to certain investors. These requirements may reduce the potential market for our common stock by reducing the number of potential investors, and any or all of these factors may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them and could cause our stock price to decline. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor and receive the investor’s written consent to the transaction. In addition, many institutional investors have restrictions regarding investments in penny stocks, which further limits the liquidity of the market for our shares.

In the event we become profitable, we do not intend to issue dividends to stockholders and propose to use such earnings to finance the growth of our business.

Our operations may not become profitable. If we become profitable, we intend to use any earnings that may be generated to finance the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. Accordingly, stockholders may have to sell some or all of their common stock in order to generate cash flow from their investment. Stockholders may not realize a gain on their investment, and they may lose all or a significant amount of their investment when they sell their common stock.

If we are unable to generate sufficient revenue to provide the cash required to fund our operations, we may be required to issue additional equity or convertible debt securities which, in turn, will have the effect of diluting the relative ownership of our existing stockholders.

We will need to raise working capital through the issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders. In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights and preferences in liquidation. In the event we are required to raise additional funds to support our operations, additional funds may not be available on terms favorable to our company, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our operations or otherwise continue as a going concern.

Shares eligible for sale in the near future may cause the market price for our common stock to decline.

We have approximately 800,000 shares of common stock that are either freely tradable pursuant to Rule 144(k) of the Securities Act or have previously been registered by us through a registration statement filed with the Commission. As such, the future sale of a substantial number of shares of our common stock in market transactions, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future.

Our board of directors may issue blank check preferred stock, which may affect the voting rights of our holders and could deter or delay an attempt to obtain control of us.

Our board of directors is authorized, without stockholder approval, to issue preferred stock in series and to fix and state the voting rights and powers, designation, preferences and relative, participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Preferred stock may rank prior to our common stock with respect to dividends rights, liquidation preferences, or both, and may have full or limited voting rights. Accordingly, issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and could have the effect of deterring or delaying an attempt to obtain control of us.

ITEM 7. FINANCIAL STATEMENTS.

NORSTAR GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

NorStar Group, Inc.

We have audited the accompanying consolidated balance sheet of NorStar Group, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorStar Group, Inc. and Subsidiaries as of December 31, 2003, and their results of operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company’s operations have generated recurring losses and negative net cash flows from operating activities, and it had a working capital deficiency and an accumulated deficit as of December 31, 2003. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ J.H. Cohn LLP

Roseland, New Jersey

March 22, 2004

NORSTAR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

ASSETS

Equipment, net of accumulated depreciation of $4,194	$—
Capitalized web site and development costs, at estimated net realizable value	—
Mineral rights, at estimated net realizable value	—

Total	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$32,052

Commitments and contingencies

Stockholders’ deficiency:
Class A convertible preferred stock, par value $10 per share; 1,000,000 shares authorized; none issued	—
Class B preferred stock, par value $10 per share; 1,000,000 shares authorized; none issued	—
Common stock, par value $.01 per share; 150,000,000 shares authorized; 1,406,635 shares issued and outstanding	14,066
Additional paid-in capital	6,848,654
Accumulated deficit	(6,894,772)

Total stockholders’ deficiency	(32,052)

Total	$—

See Notes to Consolidated Financial Statements

NORSTAR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Revenues	$—	$—

Operating expenses:
General and administrative	170,158	104,832
Research and development	—	4,641
Write-off of capitalized web site and development costs	—	238,391

Totals	170,158	347,864

Other income – gain on settlement of accounts payable	20,741	—

Net loss	$(149,417)	$(347,864)

Basic net loss per common share	$(0.12)	$(0.39)

Basic weighted average common shares outstanding	1,218,270	889,227

See Notes to Consolidated Financial Statements

NORSTAR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unearned Compen- sation	Total
	Number of Shares	Amount
Balance, January 1, 2002	20,743,825	$207,438	$6,222,590	$(6,397,491)	$—	$32,537
Effect of 1-for-24.852732 reverse split	(19,902,520)	(199,025)	199,025
Issuance of shares for payment of consulting services	203,197	2,032	98,968		(101,000)	—
Amortization of unearned compensation					42,872	42,872
Net loss				(347,864)		(347,864)

Balance, December 31, 2002	1,044,502	10,445	6,520,583	(6,745,355)	(58,128)	(272,455)
Issuance of shares for payment of consulting services	362,133	3,621	86,379			90,000

Amortization of unearned compensation					58,128	58,128
Contribution to capital of notes payable to stockholders			241,692			241,692
Net loss				(149,417)		(149,417)

Balance, December 31, 2003	1,406,635	$14,066	$6,848,654	$(6,894,772)	$—	$(32,052)

See Notes to Consolidated Financial Statements

NORSTAR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Operating activities:
Net loss	$(149,417)	$(347,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting services paid through the issuance of common stock	90,000	—
Amortization of unearned compensation	58,128	42,872
Depreciation	699	1,398
Write-off of capitalized web site and development costs	—	238,391
Gain on settlement of accounts payable	(20,741)	—
Changes in operating liabilities – accounts payable and accrued expenses	7,861	(1,561)

Net cash used in operating activities	(13,470)	(66,764)

Financing activities – proceeds from issuance of notes payable to stockholders	13,248	64,500

Net decrease in cash	(222)	(2,264)

Cash, beginning of year	222	2,486

Cash, end of year	$—	$222

Supplemental disclosure of cash flow information:

Interest paid	$—	$—

Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements

NORSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business:

NorStar Group, Inc. (“NorStar”) was originally incorporated in the State of Utah during March 1961 as Florist Accounting Services, Inc. (the name Florist Accounting Services, Inc. was changed to Luxor Group N.S. Inc. during 1971 and to NorStar Group, Inc. during 1992). As of December 31, 2003, NorStar had two subsidiaries, VeeAreCity.com, Inc. (“VeeAreCity”) and VeeAreCity The Burbs.com, Inc. (“The Burbs”), both of which were wholly-owned. As used herein, the “Company” refers to NorStar or NorStar together with VeeAreCity, The Burbs and/or certain other subsidiaries that had been acquired and disposed of by NorStar prior to December 31, 2003.

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

As of December 31, 2003 and during the years ended December 31, 2003 and 2002, the Company was primarily engaged, through VeeAreCity and The Burbs, in an attempt to develop an Internet business that it started in 1998. The Internet business involves the creation of a portal to a cyber-city, online community of “One Stop Shopping” for products, entertainment, education and business services. The portal is intended to provide the subscriber/member with access to several web browsers, a directory of thousands of stores, three dimensional virtual reality (“VR”) chat rooms, forums and game rooms, a VR dating service, VR business conference rooms, specialty advertising rooms with VR activities and global e-mail services that can be accessed through the web anywhere in the world. The Company intended to generate revenues from this business primarily through usage fees from certain of its activities and the sale of annual memberships to consumers who would be offered discounts on products and services through a provider network to be developed by the Company. However, as of December 31, 2003, the development of the Internet business had been suspended as explained below.

As of December 31, 2003, the Company also held the mineral rights attributable to 17 claims that were acquired on April 29, 1992 for gold mines located in the Gold Mountain mining district of Esmeralda County, Nevada (see Note 3). However, management does not expect mining operations to become one of the Company’s core businesses. Management is attempting to find a joint venture partner to assist the Company in developing these claims. If a joint venture partner cannot be found, management expects that the Company will continue to hold the claims as an investment.

The Company consummated a series of transactions on or about January 12, 2004, including (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock, (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation (“G&EG Nevada”), (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for outstanding options and warrants to purchase an equivalent number of shares of G&EG Nevada; and (iv) a change in the name of the Company to Gaming & Entertainment Group, Inc. from NorStar Group, Inc. G&EG Nevada is a developer of central server gaming systems, game content and gaming devices for land-based gaming markets located in the United States (i.e., Indian gaming), Canada and Europe. As a result of the exchange, G&EG Nevada became a subsidiary of the Company and its former stockholders became the holders of 90% of the outstanding shares of common stock of the Company. In addition, former directors and officers of G&EG Nevada became the controlling members of the Company’s board of directors and management. Accordingly, the exchange will be accounted for as a “reverse acquisition” in which G&EG Nevada is the accounting acquirer and the Company is the accounting acquiree, and the consolidated financial statements of the combined companies will primarily reflect the accounts and operations of G&EG Nevada.

NORSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The numbers of common shares and the per share amounts in these notes and the accompanying consolidated financial statements have been retroactively adjusted, where appropriate, for a 1-for-24.852732 reserve split.

Note 2 — Summary of significant accounting policies:

Basis of presentation:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has not generated any significant revenues on a sustained basis from its current operations. As shown in the accompanying consolidated financial statements, the Company incurred net losses of approximately $149,000 and $348,000 and negative net cash flows from operating activities of approximately $13,000 and $67,000 in 2003 and 2002, respectively, although a substantial portion of the losses was attributable to noncash charges for the write-off of previously capitalized web site and development costs and the fair value of shares issued for services. As of December 31, 2003, the Company had no cash, a working capital deficiency of approximately $32,000 and an accumulated deficit of approximately $6,895,000. After considering the effects of the reverse acquisition by G&EG Nevada, management believes that the Company will continue to incur net losses through at least December 31, 2004 and that it will need additional equity and/or debt financing to enable it to sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NORSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment:

Equipment is stated at cost, net of accumulated depreciation. Depreciation was provided using the straight-line method over three years, the estimated useful lives of the assets, and amounted to $699 in 2003 and $1,398 in 2002.

Web site and development costs:

The Company accounts for costs incurred in connection with the development of a web site in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force Issue No. 00-2, “Accounting for Web Site Development Costs.” Accordingly, all costs incurred in planning the development of a web site are expensed as incurred. Costs, other than general and administrative and overhead costs, incurred in the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, are capitalized. Fees paid to an Internet service provider for hosting a web site on its server(s) connected to the Internet are expensed over the estimated period of benefit. Other costs incurred during the operating stage, such as training, administration and maintenance costs, are expensed as incurred. Costs incurred during the operating stage for upgrades and enhancements of a web site are capitalized if it is probable that they will result in added functionality. Capitalized web site and development costs are amortized on a straight-line basis over their estimated useful life.

The Company capitalized costs of approximately $238,000 that were incurred prior to 2001 in connection with the acquisition and development of software in the application and infrastructure development stage and the enhancement of its web sites. As of December 31, 2002, the Company had not been able to generate any revenues from its web site and management was uncertain as to whether the Company would be able to obtain sufficient resources to sustain its operations and fully develop its web services as initially planned. Accordingly, management reviewed the carrying value of the Company’s capitalized web site and development costs for impairment as of December 31, 2002 and determined the entire remaining carrying value was impaired. Accordingly, the accompanying 2002 consolidated statement of operations includes a noncash charge of $238,391 for the write-off of the carrying value of the impaired web site and development costs.

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

NORSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net earnings (loss) per share:

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company did not have any potentially dilutive common shares outstanding during 2003 and 2002.

Stock-based compensation:

In accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the Company will use the intrinsic value method and recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), of net income or loss as if a fair value based method of accounting for stock options granted to employees had been applied instead if such amounts differ materially from the historical amounts.

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

Effect of recent accounting pronouncements:

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS 148 which amends SFAS 123 to provide alternative methods of transition for entities that elect to switch to the fair value method of accounting for stock options in fiscal years ending after December 15, 2002. The Company has not made such an election. SFAS 148 also requires more prominent and detailed disclosures in annual and interim financial statements for stock-based compensation regardless of which method of accounting is selected. The Company has no outstanding stock options and, accordingly, the adoption of SFAS 148 did not have any impact on the Company.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires an issuer to classify financial instruments that are within its scope as liabilities. The Company has not issued any financial instruments that are within the scope of SFAS 150.

NORSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Investment in mineral rights:

The Company acquired the mineral rights attributable to its gold mining claims (see Note 1) on April 29, 1992 for shares of common stock with a fair value of $400,000. Subsequently, the Company also paid total fees of $200,000 to the former owner for consulting services related to the development of the claims. Although, as explained in Note 1, management is still attempting to find a joint venture partner to assist the Company in developing these claims, it has not been able to find one. Based on the inability to find a joint venture partner and the uncertainties related to the Company’s ability to generate profitable mining operations, the Company wrote off the carrying value of the investment prior to January 1, 2001.

Note 4 — Income taxes:

As of December 31, 2003, the Company had net operating loss carryforwards of approximately $6,895,000 available to reduce future Federal taxable income which will expire at various dates through 2023. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,758,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2003.

The Company had also offset the potential benefits of approximately $2,698,000 and $2,559,000 from net operating loss carryforwards by equivalent valuation allowances as of December 31, 2002 and 2001, respectively. As a result of the increases in the valuation allowance of $60,000 and $139,000 in 2003 and 2002, respectively, the Company did not recognize any credits for income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses in those years.

Note 5 — Concentrations of credit risk:

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains cash in bank deposit and other accounts the balances of which, at times, may exceed Federal insurance limits. At December 31, 2003, the Company did not have any cash balances. Exposure to credit risk is reduced by placing deposits in major financial institutions and monitoring their credit ratings.

Note 6 — Stockholders’ equity:

The Company’s Articles of Incorporation authorize the issuance of up to 1,000,000 shares of Class A preferred stock and 1,000,000 shares of Class B preferred stock. No shares of preferred stock had been issued as of December 31, 2003. Each share of Class A and Class B preferred stock would be nonvoting; would be entitled to an annual dividend, as may be declared by the Company’s board of directors, of 10% that is cumulative; would have a par value of $10 per share; and would have a preference in liquidation equal to its par value plus all declared but unpaid dividends. Each share of Class A preferred stock would be convertible at any time into five shares of the Company’s common stock.

NORSTAR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2003, the Company’s principal stockholders (i) made additional loans to the Company totaling $13,248, which increased the balance of the Company’s non-interest bearing demand notes payable to stockholders to $241,692 and (ii) made a contribution in that amount by canceling the notes payable. The contribution to capital was a noncash transaction that is not reflected in the accompanying 2003 consolidated statement of cash flows.

On May 21, 2003, the Board of Directors authorized the issuance of 362,133 shares of common stock to certain members of the Board of Directors and the Company’s general counsel for services rendered. The shares had a fair value of approximately $90,000 which was charged to general and administrative expenses. This was a noncash transaction that is not reflected in the accompanying 2003 consolidated statement of cash flows.

Note 7 — Stock option plan:

On April 17, 2000, the Board of Directors approved a Stock Option Plan (the “Plan”) whereby up to 80,474 shares of the Company’s common stock could have been granted to key personnel in the form of incentive stock options and nonstatutory stock options, as defined under the Internal Revenue Code. No stock options were awarded under the Plan, and the Plan had been terminated as of December 31, 2003.

In connection with the consummation of the reverse acquisition of G&EG Nevada effective as of January 12, 2004, the Company issued options and warrants to purchase 2,681,898 shares and 1,576,039 shares of its common stock, respectively, to holders of all of the outstanding options and warrants to purchase shares of common stock of G&EG Nevada. The options and warrants were exchanged on a one-for-one basis and had a weighted average exercise price of $0.78 and $1.45, respectively, per underlying share.

Note 8 — Consulting agreements:

On July 25, 2002, the Company entered into agreements with certain consultants. Under these agreements, the consultants were required to, among other things, assist the Company in finding businesses located primarily in Europe that would advertise in and/or link to the Company’s online community in addition to performing web site development services. These agreements expired on July 25, 2003. As consideration for their services, the consultants received a total of 203,197 shares of common stock with an aggregate fair market value of $101,000. The Company recorded the aggregate fair value as unearned compensation which was amortized to expense over the period from July 25, 2002 to July 25, 2003.

Note 9 — Fair value of financial instruments:

The Company’s material financial instruments at December 31, 2003 for which disclosure of estimated fair value is required by certain accounting standards consisted of accounts payable. In the opinion of management, accounts payable was carried at fair value because of their liquidity and/or short-term maturities.

Note 10 — Gain on settlement of accounts payable:

During 2003, the Company agreed to settle certain of its accounts payable with a carrying value of $25,741 for $5,000 and, as a result, it recorded a gain of $20,741.

Note 11 — Subsequent events:

From the period beginning January 12, 2004 and ending March 22, 2004, the Company received gross proceeds from third party private investors of approximately $1,700,000 from the sale of approximately 1,700,000 shares of common stock and warrants to purchase approximately 1,700,000 shares of common stock at an exercise price of $1.50 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2003 fiscal year. This evaluation was done with the participation of our chief executive officer and president, and with the participation of our former chief executive officer. Upon the consummation of a share exchange involving Gaming & Entertainment Group, Inc., a Nevada corporation, Jay Sanet, our former chief executive officer resigned, and Tibor N. Vertes and Gregory L. Hrncir were appointed as our chief executive officer and president, respectively. Mr. Vertes serves as our principal executive officer and Mr. Hrncir serves as our principal financial and accounting officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based on this evaluation, we concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information regarding the members of our board of directors and our executive officers is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders.

CODE OF ETHICS

We are still in the process of evaluating the code of ethics requirements of Item 406 of Regulation S-B of the Exchange Act, our existing policies and procedures, applicable regulatory requirements and the various elements that such code should contain given the diverse nature of our company. We anticipate adopting a code of ethics that meets the requirements of Item 406 of Regulation S-B on or before the date of our 2004 Annual Meeting of Stockholders, but not later than October 31, 2004. Once adopted, we will file a copy of our code of ethics with the Securities and Exchange Commission. In addition, we intend to disclose any amendment to such code or any waivers granted to our executive officers or directors under such code of ethics through the filing of a current report on Form 8-K with the Securities and Exchange Commission within five business days following the date of any such amendment or waiver.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	See exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB which is incorporated herein by reference.

(b)	Although we did not file any reports on Form 8-K during the three months ended December 31, 2003, we filed a report on Form 8-K on February 3, 2004 (replaced by our Form 8-K filed on February 4, 2004) in which we disclosed the consummation of the share exchange with Gaming & Entertainment Group, Inc., a Nevada corporation, on January 12, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting of Stockholders.

46

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

GAMING & ENTERTAINMENT GROUP, INC.
(Registrant)

By:	/s/ Gregory L. Hrncir
Gregory L. Hrncir, President

Date:	April 13, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tibor N. Vertes Tibor N. Vertes	Chairman and Chief Executive Officer (Principal Executive Officer)	April 13, 2004

/s/ Gregory L. Hrncir Gregory L. Hrncir	President, Secretary and Director (Principal Financial and Accounting Officer)	April 13, 2004

/s/ Jay Sanet Jay Sanet	Director	April 13, 2004

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION	PAGE

2.1	Agreement and Plan of Reorganization dated as of September 18, 2003, by and among NorStar Group, Inc., a Utah corporation, Gaming & Entertainment Group, Inc., a Nevada corporation, and certain of the holders of shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation.	(1)

3.1	Amended and Restated Articles of Incorporation	49

3.2	Bylaws	(2)

4.1	Stock Certificate Specimen	56

21.1	List of Subsidiaries.	57

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	58

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	59

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	60

(1) =	Previously filed as an exhibit to the registrant’s Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on December 22, 2003.
(2) =	Previously filed as an exhibit to the registrant’s Form 10-SB, as filed with the Securities and Exchange Commission on December 7, 1999.