Form 10QSB
period 2004-03-31
GAMING & ENTERTAINMENT GROUP INC
filed 2004-05-24
CIK 1100356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission file number: 000-28399

Gaming & Entertainment Group, Inc.

(Exact name of small business issuer as specified in its charter)

Utah	59-1643698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6757 Spencer Street, Las Vegas, Nevada 89119

(Address of principal executive offices)

(702) 407-2471

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES ☐ NO ☐

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

18,221,628 shares of common stock, $0.01 par value, as of May 10, 2004

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

FORM 10-QSB

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2004 (UNAUDITED)

ASSETS
Current Assets
Cash	$256,821
Prepaid expenses	30,290

Total current assets	287,111
Equipment, net	76,422
Other Assets	742

Total assets	$364,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,520
Accrued expenses	14,169
Accrued expenses - employees	190,967
Foreign income taxes payable	132,049

Total liabilities	361,705

Commitments and Contingencies
Stockholders’ Equity
Class A convertible preferred stock, par value $10 per share; 1,000,000 shares authorized; none issued	—
Class B preferred stock, par value $10 per share; 1,000,000 shares authorized; none issued	—
Common stock, par value $.01 per share; 150,000,000 shares authorized; 17,778,628 shares issued and outstanding	177,786
Additional paid-in capital	4,085,876
Accumulated deficit	(4,428,076)
Accumulated other comprehensive income – foreign currency translation gains	166,984

Total stockholders’ equity	2,570

Total liabilities and stockholders’ equity	$364,275

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

	2004	2003
Revenues:
Services	$28,673	$205,680
Products	—	297,432

Total revenues	28,673	503,112

Cost of revenues:
Services	37,808	60,304
Products	—	242,564

Total cost of revenues	37,808	302,868

Gross margin	(9,135)	200,244

Operating expenses:
Research and development	214,248	140,710
Selling, general and administrative	700,016	235,249
Impairment of intellectual property	—	23,028

Total operating expenses	914,264	398,987

Operating loss	(923,399)	(198,743)

Other income (expense)
Interest expense	(23,551)	—
Interest and dividend income	523	2,556
Other income	5,005	—

Total other income (expense)	(18,023)	2,556

Net loss	$(941,422)	$(196,187)

Weighted average number of shares outstanding	16,836,877	13,489,840

Net loss per share - basic and diluted	$(0.06)	$(0.01)

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2004	11,947,872	$11,948	$2,538,678	$(3,486,654)	$206,766	$(729,262)
Effects of reverse acquisition	4,058,756	148,118	(180,170)	—	—	(32,052)
Shares issued through private placement, net of expenses of $202,000	1,772,000	17,720	1,552,280	—	—	1,570,000
Options and warrants issued for services	—	—	175,088	—	—	175,088
Foreign currency translation loss (A)	—	—	—	—	(39,782)	(39,782)
Net loss	—	—	—	(941,422)	—	(941,422)

Balance at March 31, 2004	17,778,628	$177,786	$4,085,876	$(4,428,076)	$166,984	$2,570

(A)	Comprehensive loss (net loss plus foreign currency translation loss) for the three months ended March 31, 2004 totaled $981,204.

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

	2004	2003
Cash flows from operating activities
Net loss	$(941,422)	$(196,187)
Adjustments to reconcile net loss to cash used in operating activities:
Provision for bad debts (recoveries)	(2,419)	1,275
Impairment of intellectual property	—	23,028
Depreciation expense	7,079	16,579
Options and warrants issued for services	175,088	—
Changes in operating assets and liabilities:
Accounts receivable	—	179,163
Prepaid expenses	(20,290)	—
Other assets	—	(35)
Accounts payable	(13,979)	247
Accrued expenses	(50,649)	(22,772)
Accrued expenses - employees	(71,559)	—
Customer deposits	—	(20,000)

Net cash used in operating activities	(918,151)	(18,702)

Cash flows from investing activities - Acquisition of equipment	(2,153)	(33,393)

Cash flows from financing activities
Repayments of related party loans	(457,067)	—
Proceeds from sale of common stock	1,570,000	245,250

Net cash provided by financing activities	1,112,933	245,250

Effect of exchange rate changes on cash	(22,123)	70,872

Net increase in cash	170,506	264,027
Cash, beginning of period	86,315	281,992

Cash, end of period	$256,821	$546,019

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS AND ORGANIZATION

On or about January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations (“NorStar”), consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation (“G&EG Nevada”), a developer of central server gaming systems, game content and gaming devices; (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of G&EG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc. (“G&EG”). As a result of the exchange, G&EG Nevada became a subsidiary of G&EG, and the former stockholders of G&EG Nevada became the holders of approximately 90% of the outstanding shares of common stock of the combined companies. In addition, the former directors and officers of G&EG Nevada became the controlling members of the board of directors and management of the combined companies. Since G&EG Nevada was the only operating company in the exchange and the former stockholders of G&EG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a “reverse acquisition” and, effectively, as a recapitalization, in which G&EG Nevada was the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a “reverse acquisition,” the accompanying consolidated financial statements reflect the historical financial statements of G&EG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 on their historical basis and the inclusion of the accounting acquiree’s results of operations from that date.

As used herein, the “Company” refers to G&EG Nevada prior to January 12, 2004 and to G&EG, G&EG Nevada and their other subsidiaries from that date.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, in the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2004 and its results of operations and cash flows for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results for the full years of which they are a part.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $941,422 for the three months ended March 31, 2004 and recurring losses in prior years. As of March 31, 2004, the Company had a working capital deficiency of $74,594 and an accumulated deficit of $4,428,076. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow or obtain sufficient liquid resources to meet its obligations as they come due. Through March 31, 2004, the Company has funded its operations primarily through the issuance of common stock and warrants to outside investors for cash and to consultants and others for services. The Company is attempting to procure additional funding through the issuance of equity securities, loans from financial institutions and agreements with strategic partners. Management believes, but cannot assure, that the Company will be able to obtain such financing and continue its operations through at least March 31, 2005. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some or all of its operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of G&EG and its subsidiaries, all of which are wholly-owned. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company is a developer of central server gaming systems, game content and gaming devices for the land-based gaming market located in the United States (i.e., Indian gaming), Canada and Europe.

Revenues from the placement of the Company’s gaming machines on a revenue-sharing basis, as well as the placement of the central server gaming system on a license basis, will be accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement. If the Company sells gaming machines outright, revenues will be recognized upon completion of installation and acceptance by the casino, provided collectibility is reasonably assured. The Company will negotiate its portion of the revenues generated under its revenue-sharing contracts based upon the cost of the equipment installed, the location of a particular casino, and the estimated daily net win per gaming machine for each casino client.

The Company will generally enter into maintenance and technical support agreements with its casino customers. Maintenance and technical support revenues will be recognized as the services are performed or pro rata over the service period. The Company defers all revenues paid in advance relating to future services and products not yet installed and accepted by its customers.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

Equipment

Equipment is stated at cost, net of accumulated depreciation. Depreciation, which is provided using the straight-line method over an estimated useful life of the assets, amounted to $7,079 and $16,579 for the three months ended March 31, 2004 and 2003, respectively.

Stock-Based Compensation

A summary of the changes in outstanding stock options during the three months ended March 31, 2004 follows:

	Shares	Weighted- Average Exercise Price
Outstanding, December 31, 2003	2,262,989	$0.75
Granted to employees	306,584	$0.96
Granted to consultants	112,325	$0.87
Forfeited	(3,749)	$0.75

Outstanding, March 31, 2004	2,678,149	$0.78

Exercisable, March 31, 2004	2,678,149	$0.78

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), to provide pro forma disclosures of net loss and net loss per common share as if a fair value based method of accounting had been applied, if such amounts differ materially from the historical amounts.

The exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant and, accordingly, the Company has not recorded any earned or unearned compensation cost related to such options in the accompanying condensed consolidated financial statements. The Company’s historical net loss and net loss per share and pro forma net loss and net loss per share assuming compensation cost had been determined based on the fair value of the options at the date of grant and amortized over the vesting period consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(941,422)	$(196,187)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(336,507)	—

Pro forma net loss	$(1,277,929)	$(196,187)

Basic and diluted loss per common share as reported	$(0.06)	$(0.01)

Basic and diluted loss per common share pro forma	$(0.08)	$(0.01)

In accordance with the provisions of SFAS 123, all other issuances of common stock, options or other equity instruments to employees and consultants as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

Net Loss per Share

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period and the treasury stock method had been applied. As of March 31, 2004, the Company had options and warrants outstanding for the purchase of 6,026,188 shares of common stock. Since the Company had a net loss for the three months ended March 31, 2004 and 2003, the effects of the assumed exercise of outstanding options and warrants would have been anti-dilutive and, accordingly, basic and diluted net loss per share in each period was the same.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2004, the Company entered into a non-cancelable lease agreement for office space in Las Vegas, Nevada. The term of the lease is 65 months. Minimum lease payments are approximately $10,400 per month and payable monthly in advance. The Company has an option to renew the lease at the end of its initial term for an additional five-year period. Contingent rental provisions within the lease agreement require the minimum lease payments to be increased in accordance with the Consumer Price Index commencing with the thirteenth month of the lease. Rent expense for the three months ended March 31, 2004 and 2003 was immaterial. The aggregate annual rentals for each of the years subsequent to December 31, 2003 are $93,600 in 2004, $124,800 in 2005, 2006, 2007 and 2008 and $62,400 thereafter.

Employment Agreements

In August 2003, the Company entered into employment agreements with Tibor N. Vertes, Gregory L. Hrncir and William McMaster. The employment agreements with Messrs. Vertes and Hrncir were for four years and the employment agreement with Mr. McMaster was for two years, all subject to earlier termination under certain circumstances. In terms of salary, the employment agreement for Mr. Vertes provides for an annual salary of $185,000, which may be increased by the board of directors, and an annual cash bonus of $35,000 to $100,000 if certain performance goals are met. The employment agreement for Mr. Hrncir provides for an annual salary of $175,000, which may be increased by the board of directors, an allowance of $1,500 per month for health care related expenses and an annual cash bonus of $35,000 to $100,000 if certain performance goals are met. The employment agreement for Mr. McMaster provides for an annual salary of $120,000, which may be increased by the board of directors, and an annual cash bonus if certain performance goals are met.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 4 – STOCKHOLDERS’ EQUITY

During the three month period ended March 31, 2004, the Company received net proceeds of $1,570,000 from the sale of 177.2 units to investors at a price of $10,000 per unit through a private placement. Each unit consisted of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $1.50 per share. The warrants will expire one year after issuance.

NOTE 5 – STOCK OPTIONS AND WARRANTS

Issuance of Options to Consultants

During the three months ended March 31, 2004, the Company granted options to purchase a total of 112,325 shares of common stock to consultants in exchange for services. Such options are exercisable over a range of three to ten years, are fully vested and have exercise prices ranging from $0.75 to $1.31 per share and a weighted average exercise price of $0.87 per share. The Company recognized a charge to selling, general and administrative expenses in the three months ended March 31, 2004 for the fair value of the options, using the Black-Scholes option-pricing model, which amounted to $99,751.

Issuance of Warrants to Consultants

During the three months ended March 31, 2004, the Company granted warrants to purchase a total of 100,000 shares of common stock to consultants in exchange for services. Such warrants are exercisable for a period of two years, are fully vested and have an exercise price of $0.75 per share. The Company recognized a charge to selling, general and administrative expenses in the three months ended March 31, 2004 for the fair value of the warrants, using a Black-Scholes option-pricing model, which amounted to $75,337.

A summary of the changes in outstanding warrants during the three months ended March 31, 2004 follows:

	Shares	Weighted- Average Exercise Price
Outstanding, December 31, 2003	1,476,039	$1.50
Issued to consultants for services	100,000	$0.75
Issued in private placement of units	1,772,000	$1.50

Outstanding, March 31, 2004	3,348,039	$1.48

Fair Values of Options and Warrants

The fair values of the options and warrants issued to consultants charged to expense, and the fair values of options issued to employees included in the determination of pro forma net loss per share during the three months ended March 31, 2004 was determined using a Black-Scholes option-pricing model in accordance with SFAS 123 based on the following assumptions: expected life of 6.89 years for consultants and 9.91 years for employees, risk free interest rate of 4.75%, dividend yield of 0% and volatility of 98.87%.

NOTE 6 – PREFERRED STOCK

The Company has authorized for issuance 10,000,000 shares, $10 par value, of Class A convertible preferred stock and 10,000,000 shares, $10 par value, of Class B preferred stock. As of March 31, 2004, the Company did not have any shares of preferred stock outstanding. Without further action by the Company’s stockholders, the Company’s board of directors is empowered to issue shares of preferred stock with such rights, preferences, restrictions and privileges as may be fixed by the board of directors.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(CONTINUED)

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2004 and through May 10, 2004, the Company received gross proceeds from third party private investors of $353,000 from the sale of approximately 35.3 units consisting of 353,000 shares of common stock and warrants to purchase 353,000 shares of common stock at an exercise price of $1.50 per share.

In April 2004, the Company issued 50,000 shares of restricted common stock to Venture Street Capital Partners, LLC and 40,000 shares of restricted common stock to Fenway Advisory Group, Inc. Venture Street Capital Partners, LLC and Fenway Advisory Group, Inc. have each been retained to provide strategic advisory services. The shares of common stock were valued at $1.00 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

Overview

On or about January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations (“NorStar”), consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation (“G&EG Nevada”), a developer of central server gaming systems, game content and gaming devices; (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of G&EG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc. (“G&EG”). As a result of the exchange, G&EG Nevada became a subsidiary of G&EG and the former stockholders of G&EG Nevada became the holders of approximately 90% of the outstanding shares of common stock of the combined companies. In addition, the former directors and officers of G&EG Nevada became the controlling members of the board of directors and management of the combined companies. Since G&EG Nevada was the only operating company in the exchange and the former stockholders of G&EG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a “reverse acquisition” and, effectively, as a recapitalization, in which G&EG Nevada was the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a “reverse acquisition,” the accompanying consolidated financial statements reflect the historical financial statements of G&EG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 on their historical basis and the inclusion of the accounting acquiree’s results of operations from that date.

In this report, the references to “we,” “us” or “our” relate to G&EG Nevada prior to January 12, 2004 and to G&EG, G&EG Nevada and their other subsidiaries from that date.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. The most sensitive estimates affecting our financial statements include, or will include in subsequent periods, future volatility used in valuing equity instruments, allowances for bad debts, depreciable lives of gaming equipment in service and other equipment, amortization periods for certain technology, deferred revenues and accrued liabilities. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The following is a summary of what management believes are the critical accounting policies related to our operations. The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain.

Description of Revenues

Historically, we have received substantially all of our revenues from contracts relating to the development of Internet gaming sites in regulated gaming markets, and specifically excluding the United States. Our current focus is the provision of our central server gaming system and substantive suite of games in the Indian gaming markets of the United States, in Canada and in Europe. Our business model is primarily based upon recurring revenue derived from the placement of our products. Specifically, we will offer our central server gaming system in the foregoing markets on a license basis, whereby we will receive a recurring license fee. Gaming machines will primarily be placed on a revenue sharing or participation basis with the Company generally realizing 20%-30% of the net win (i.e., coin inserted into a machine less the coin paid out) from each of such gaming machines. Although not our specific focus, from time to time we will sell our gaming machines on an outright sale basis. Alternatively, we will occasionally deploy gaming machines on the basis of part cash payment and a lower revenue sharing percentage. We will also generate some revenues from maintenance and technical support services in connection with the placement of our central server gaming system and gaming machines. In all cases, we will outsource the manufacture of our gaming machines through one of several turnkey third party manufacturing sources with which we have an alliance.

The placement of gaming equipment on a revenue sharing basis is capital intensive. In this regard, we are currently negotiating with several financiers to establish a credit facility sufficient to finance the manufacture and deployment of our projected roll-out of gaming machines placed on a revenue sharing basis, as well as the interim manufacturing period where gaming machines are placed on an outright sale basis.

When we install our gaming machines on a revenue-sharing basis, there will generally be no cost to our casino clients as we will share in the recurring revenues generated from the gaming machines. We will, however, retain ownership of the gaming machines and the central server gaming system throughout the term of the revenue-sharing and licensing agreements, respectively, and will maintain the right to refurbish and redeploy gaming machines returned to us either upon the expiration or early termination of the revenue-sharing agreements. We believe that by placing gaming machines on a revenue-sharing basis, we will maximize the amount of placements of our products; however, there is no assurance that we will be successful in this effort given our current cash position, not having yet established a credit facility with a third-party financier, and given that we have not previously deployed products, or provided services, to gaming operators in the land-based gaming markets in which we are entering.

Historically, we have experienced substantial fluctuations in revenues from period-to-period as a result of our revenues being derived solely from software development contracts, which consisted of periodic payments as opposed to steady recurring revenues. Moreover, for the past 18 months, we have been intensely focused on the finalization of our central server gaming system for the Class II gaming market, as well as a wide array of electronic bingo, keno, instant lottery, video poker and roulette products, among others, for deployment in the U.S., Canada and Europe

We anticipate that over the next several years the majority of our revenues will result from the placement of our gaming machines on a revenue-sharing basis and, to a lesser extent, from outright sales and maintenance and technical support agreements. We project that we will receive a minimum of 23%, on average, of the net win from all gaming machines placed by us on a revenue sharing basis. Our customers will retain the remainder of the net win generated by the gaming machines.

Revenue Recognition

Revenues from the placement of our gaming machines on a revenue-sharing basis, as well as the placement of our central server gaming system on a license basis, will be accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement. If we sell gaming machines outright, revenues will be recognized upon completion of installation and acceptance by the casino, provided collectibility is reasonably assured. We will negotiate our portion of the revenues generated under our revenue-sharing contracts based upon the cost of the equipment installed, the location of a particular casino, and the estimated daily net win per gaming machine for each casino client.

We will generally enter into maintenance and technical support agreements with our casino customers. Maintenance and technical support revenues will be recognized as the services are performed or pro rata over the service period. We defer all revenues paid in advance relating to future services and products not yet installed and accepted by our customers.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenues

During the three months ended March 31, 2004, we generated revenues from services of $28,673, compared to revenues from services and product sales of $205,680 and $297,432, respectively, during the three months ended March 31, 2003. The $177,007 decrease in revenues from services and the absence of any revenues from product sales from the three months ended March 31, 2003 to the three months ended March 31, 2004 was due primarily to our transition from the sale and marketing of online gaming systems in regulated gaming markets to the development of land-based gaming systems and a suite of electronic bingo, keno, instant lottery, video poker and roulette games using our central server gaming system platform. We anticipate an increase in revenue and sales volume during the remainder of the year ending December 31, 2004 as we complete the development of our products.

Cost of Sales

During the three months ended March 31, 2004, our cost of revenues was $37,808, compared to $302,868 during the three months ended March 31, 2003. During the three months ended March 31, 2004, our costs of revenues related only to services, whereas, during the three months ended March 31, 2003, our costs of revenues consisted of $60,304 attributable to services and $242,564 attributable to product sales. The $22,496 decrease in the costs of revenues related to services was due to the decrease in the revenues from services and the timing of the recognition of costs related to such revenues. We did not incur any costs related to product sales during the three months ended March 31, 2004 as we did not record any revenues from product sales during said period.

In terms of gross margin, we experienced a gross margin deficit of $9,135 during the three months ended March 31, 2004, compared to a gross margin of $200,244 during the three months ended March 31, 2003. The change in gross margin related primarily to our transition from the marketing and placement of online gaming systems to the development of land-based gaming systems and suite of games using our central server gaming system platform.

Operating Expenses

For the three months ended March 31, 2004, we incurred total operating expenses of $914,264, compared to $398,987 for the three months ended March 31, 2003, an increase of $515,277, or 129.1%. The increase in total operating expenses related primarily to a $73,538 increase in research and development expenses and a $464,767 increase in selling, general and administrative expenses.

During the three months ended March 31, 2004, we incurred research and development expenses of $214,248, compared to $140,710 during the three months ended March 31, 2003, an increase of $73,538, or 52.2%. The increase in our research and development expenses was due primarily to the additional resources spent towards developing our central server gaming system platform and related games and other products for deployment in land-based casinos. We anticipate a decrease in our research and development expenses during the remainder of the year as we complete the development of our products.

During the three months ended March 31, 2004, we did not experience an impairment of our intellectual property, whereas, during the three months ended March 31, 2003, we experienced an impairment of $23,028. The impairment of our intellectual property experienced during the three months ended March 31, 2003 related to a write-off related to expenses related to proposed online gaming activities in the United Kingdom.

During the three months ended March 31, 2004, we incurred selling, general and administrative expenses of $700,016, compared to $235,249 during the three months ended March 31, 2003, an increase of $464,767, or 197.6%. The increase in our selling, general and administrative expenses was due primarily to the costs related to our exhibition at five industry shows and conventions, travel expenses, the salaries related to new additional employees, the costs related to the build-out and relocation of our principal offices to Las Vegas, Nevada, the increased costs related to the retention of professionals, including securities, gaming and intellectual property counsel, and the costs related to the issuance of options and warrants to third-party consultants. Due to the additional costs related to industry shows and conventions and the relocation of our principal offices during the three months ended March 31, 2004, we anticipate that our selling, general and administrative expenses will be lower during the remainder of the year.

Other Income (Expense)

For the three months ended March 31, 2004, our other income (expense) was ($18,023), compared to $2,556 for the three months ended March 31, 2003, an increase of other expenses of $20,579. The increase in other expenses related primarily to $23,551 of interest expense, offset, in part, by $5,005 of other income.

Net Loss

For the three months ended March 31, 2004, we experienced a net loss of $941,422, compared to a net loss of $196,187 for the three months ended March 31, 2003, an increased loss of $745,235. The increase in net loss was due to a $474,439 decrease in revenues, a $515,277 increase in operating expenses and a $20,579 increase in other expenses, offset by a $265,060 decrease in costs of revenues. As previously noted, the increased loss and trends related to our revenues and operating expenses relate directly to our transition from the marketing and placement of online gaming systems to the development of land-based gaming systems and products using our central server gaming system platform.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2004, we had cash of $256,821, prepaid expenses of $30,290 and current liabilities of $361,705. Accordingly, as of March 31, 2004, we had a working capital deficiency of $74,594. During the three months ended March 31, 2004, our cash increased by $170,506 from $86,315 to $256,821. The increase in cash reflected $1,112,933 of net cash provided by our financing activities, offset by $918,151 of net cash used in our operating activities, $2,153 of net cash used in our investing activities and $22,103 used as a result of exchange rate changes.

Our operating activities used net cash of $918,151 during the three months ended March 31, 2004, whereas our operating activities used net cash of $18,702 during the three months ended March 31, 2003. The net cash used in our operating activities during the three months ended March 31, 2004 related primarily to our net loss of $884,422, decreases in accounts payable of $13,979, accrued expenses of $50,649 and accrued expenses – employees of $71,559, and an increase in prepaid expenses of $20,290 offset, in part, by compensation expense of $175,088. The compensation expense is a non-cash charge that resulted from the issuance of stock options and warrants to consultants. During the three months ended March 31, 2003, our operating activities used net cash of $18,702, reflecting our net loss of $196,187, offset, in part, by the non-cash charges for the impairment of intellectual property of $23,028 and the decrease in accounts receivable of $179,163.

Our investing activities used $2,153 during the three months ended March 31, 2004, compared to using $33,393 during the three months ended March 31, 2003. The minimal use of cash investing activities reflects our transition to the development of land-based gaming systems and products using our central server gaming system platform. Although we have not used significant cash towards capital equipment, we anticipate the need for future capital equipment expenditures as part of our revenue sharing program.

Our financing activities provided net cash of $1,112,933 during the three months ended March 31, 2004, compared to $245,250 during the three months ended March 31, 2003. The net cash provided by our financing activities during the three months ended March 31, 2004 reflects $1,570,000 in net proceeds from the sale of 1,772,000 shares of common stock in a private placement, offset by $457,067 used to repay stockholder loans. The net cash provided by our financing activities during the three months ended March 31, 2003 reflects $245,250 in net proceeds from the sale of 384,705 shares of common stock at $0.75 per share in a private placement. Subsequent to March 31, 2004 and through May 10, 2004, we received additional gross proceeds of $353,000 from the sale of 353,000 shares of common stock in a private placement.

Outlook

Until we generate sufficient cash from our operations, we will need to rely upon private and institutional sources of debt and equity. Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the first quarter of 2005 through cash on hand, cash provided by operations and cash proceeds from private placements of our debt or equity securities. In the event that such sources are insufficient or unavailable, we will need to seek cash from other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the year ending March 31, 2005 and thereafter.

RISK FACTORS

We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations. If that occurs, the trading price of our common stock could decline. These risks factors include, but are not limited to, our limited operating history, history of operating losses, the inability to obtain for additional capital, the failure to successfully expand our operations, the barriers of entry into new gaming markets, the competition in the gaming industry from competitors with substantially greater resources, the legal and regulatory requirements and uncertainties related to our industry, the inability to enter into strategic partnerships with manufacturers and distributors, the loss of key personnel, adverse economic conditions, adverse currency rate fluctuations, the inability to protect our proprietary information against unauthorized use by third parties, the unenforceability of agreements with Native American tribes, the control of our common stock by our management, the classification of our common stock as “penny stock,” the absence of any right to dividends, the costs associated with the issuance of and the rights granted to additional securities, the unpredictability of the trading of our common stock and the ability of our board of directors to issue blank check preferred stock.

For a more detailed discussion as to the risks related to Gaming & Entertainment Group, Inc., our industry and our common stock, please see the section entitled, “Management’s Discussion and Analysis or Plan of Operation – Risk Factors,” in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2004.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and our president, and with the participation of our former chief executive officer. Upon the consummation of a share exchange on January 12, 2004 involving Gaming & Entertainment Group, Inc., a Nevada corporation, Jay Sanet, our former chief executive officer resigned, and Tibor N. Vertes and Gregory L. Hrncir were appointed as our chief executive officer and president, respectively. Mr. Vertes serves as our principal executive officer and Mr. Hrncir serves as our principal financial and accounting officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Although unlikely, due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based on this evaluation, our chief executive officer and our president concluded that, subject to the limitations noted above and as of the evaluation date, our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported in such reports within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

During the three month period ended March 31, 2004, we received net proceeds of $1,570,000 relating to the issuance of 177.2 units at a price of $10,000 per unit through a private placement limited to accredited investors. Subsequently, through May 10, 2004, we received gross proceeds of $353,000 relating to the issuance of 35.3 units. Each unit consisted of 10,000 shares of our common stock and a warrant to purchase 10,000 shares of our common stock at $1.50 per share. We have engaged Spencer Edwards, Inc. as our placement agent. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The net proceeds from the private placement have been used for general corporate purposes and our working capital needs.

In April 2004, we issued 50,000 shares of restricted common stock to Venture Street Capital Partners, LLC, or Venture Street, and 40,000 shares of restricted common stock to Fenway Advisory Group, Inc., or Fenway. Venture Street and Fenway have each been retained to provide strategic advisory services. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)	Reports on Form 8-K.

During the three months ended March 31, 2004, we filed a Current Report on Form 8-K, originally filed on February 3, 2004 and subsequently re-filed on February 4, 2004 through which we disclosed the consummation of the share exchange involving Gaming & Entertainment Group, Inc., a Nevada corporation, on January 16, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMING & ENTERTAINMENT GROUP, INC. (Registrant)

Date: May 24, 2004	By:	/s/ GREGORY L. HRNCIR

Gregory L. Hrncir
	Its:	President and Secretary