Form 10QSB
period 2004-06-30
GAMING & ENTERTAINMENT GROUP INC
filed 2004-08-16
CIK 1100356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004
OR
|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from: ______________________ to _________________________

Commission file number: 000-28399

Gaming & Entertainment Group, Inc.

(Exact name of small business issuer as
specified in its charter)

Utah	59-1643698

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6757 Spencer Street, Las Vegas, Nevada 89119

(Address of principal executive offices)

 (702) 407-2471

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|  NO |_|

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES |_|  NO |_|

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

19,218,245 shares of common stock, $0.01 par value, as of August 16, 2004

Transitional Small Business Disclosure Format (check one): YES |_|  NO |X|

FORM 10-QSB

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2004 (UNAUDITED)

ASSETS

Current Assets
Cash	$214,932
Prepaid expenses	21,790

Total current assets	236,722

Equipment, net	162,530

Other Assets	680

Total assets	$399,932

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$132,013
Accrued expenses	28,616
Accrued expenses - employees	203,334
Foreign income taxes payable	130,959

Total liabilities	494,922

Commitments and Contingencies

Stockholders’ Deficiency
Class A convertible preferred stock, par value $10 per share;
1,000,000 shares authorized; none issued	—
Class B preferred stock, par value $10 per share;
1,000,000 shares authorized; none issued	—
Common stock, par value $.01 per share; 150,000,000 shares authorized;
18,942,352 shares issued and outstanding	189,423
Additional paid-in capital	5,138,205
Accumulated deficit	(5,588,580)
Accumulated other comprehensive income – foreign currency translation gains	165,962

Total stockholders’ deficiency	(94,990)

Total liabilities and stockholders’ deficiency	$399,932

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED
JUNE 30, 2004 AND 2003 (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Revenues:

Services	$75,340	$408,462	$46,667	$202,782
Product	—	297,432	—	—

Total revenues	75,340	705,894	46,667	202,782

Cost of revenues:
Services	—	125,401	—	65,097
Product	—	242,564	—	—

Total cost of revenues	—	367,965	—	65,097

Gross margin	75,340	337,929	46,667	137,685

Operating expenses:
Research and development	504,269	292,603	252,213	151,893
Selling, general and administrative
expenses	1,642,276	644,827	942,261	409,578
Impairment of intellectual property	—	23,028	—	—

Total operating expenses	2,146,545	960,458	1,194,474	561,471

Operating loss	(2,071,205)	(622,529)	(1,147,807)	(423,786)

Other income (expense):
Foreign currency transaction loss	(14,170)	—	(14,170)	—
Interest expense	(26,760)	—	(3,209)	—
Interest and dividend income	752	4,376	229	1,820
Other income	9,457	—	4,452	—

Total other income (expense)	(30,721)	4,376	(12,698)	1,820

Net loss	$(2,101,926)	$(618,153)	$(1,160,505)	$(421,966)

Weighted average number of shares
outstanding	16,362,468	13,660,544	18,299,604	13,829,372

Net loss per share - basic and diluted	$(0.13)	$(0.05)	$(0.06)	$(0.03)

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2004	11,947,872	$11,948	$2,538,678	$ (3,486,654)	$206,766	$(729,262)
Effects of reverse
acquisition	4,058,756	148,118	(180,170)	—	—	(32,052)
Shares and warrants
issued through private
placement, net of
expenses of $301,758	2,445,000	24,450	2,118,792	—	—	2,143,242
Shares issued for services	432,390	4,324	428,066	—	—	432,390
Shares and warrants
issued for equipment	58,334	583	57,751	—	—	58,334
Options and warrants
issued to consultants for
services	—	—	175,088	—	—	175,088
Foreign currency
translation loss (A)	—	—	—	—	(40,804)	(40,804)
Net loss	—	—	—	(2,101,926)	—	(2,101,926)

Balance at June 30, 2004	18,942,352	$189,423	$5,138,205	$(5,588,580)	$165,962	$(94,990)

(A) Comprehensive loss (net loss plus foreign currency translation loss) for the six and three months ended June 30, 2004 totaled $2,142,730 and $1,161,527, respectively.

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	2004	2003

Cash flows from operating activities
Net loss	$(2,101,926)	$(618,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts (recoveries)	(2,419)	24,355
Impairment of intellectual property	—	23,028
Depreciation expense	15,339	19,342
Shares issued for services	432,390	—
Options and warrants issued to nonemployees for services	175,088	—
Changes in operating assets and liabilities:
Accounts receivable	—	63,715
Prepaid expenses	(11,790)	—
Accounts payable	90,936	40,772
Accrued expenses	(33,325)	54,718
Accrued expenses - employees	(59,190)	—
Customer deposits	—	(20,000)

Net cash used in operating activities	(1,494,897)	(412,223)

Cash flows from investing activities - Acquisition equipment	(44,007)	(33,393)

Cash flows from financing activities
Repayments of related party loans	(458,450)	—
Net proceeds from sale of common stock and warrants	2,143,242	312,089

Net cash provided by financing activities	1,684,792	312,089

Effect of exchange rate changes on cash	(17,271)	29,511

Net increase (decrease) in cash	128,617	(104,016)

Cash, beginning of period	86,315	281,992

Cash, end of period	$214,932	$177,976

Supplemental schedule of noncash investing and financing activities
Shares issued for equipment	$58,334

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BUSINESS AND ORGANIZATION

On or about January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations (“NorStar”), consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation (“G&EG Nevada”); (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of G&EG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc. (“G&EG”). As a result of the exchange, G&EG Nevada became a subsidiary of G&EG, and the former stockholders of G&EG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of G&EG Nevada became the controlling members of the board of directors and management of the combined companies. Since G&EG Nevada was the only operating company in the exchange and the former stockholders of G&EG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a “reverse acquisition” and, effectively, as a recapitalization, in which G&EG Nevada was the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a “reverse acquisition,” the accompanying condensed consolidated financial statements reflect the historical financial statements of G&EG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 on their historical basis and the inclusion of the accounting acquiree’s results of operations from that date.

As used herein, the “Company” refers to G&EG Nevada prior to January 12, 2004 and to G&EG, G&EG Nevada and their other subsidiaries from that date forward.

The Company is a developer of central server gaming systems, game content, gaming devices for the land-based gaming markets of the United States, Canada and Europe and Internet gaming systems for utilization in non U.S. regulated gaming markets.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, in the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2004 and its results of operations and cash flows for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results for the full years of which they are a part.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(CONTINUED)

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $2,101,926 and $1,160,505 for the six and three months ended June 30, 2004, respectively, and recurring losses in prior years. As of June 30, 2004, the Company had a working capital deficiency of $258,200 and an accumulated deficit of $5,588,580. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows from its operations or obtain sufficient liquid resources from other sources to meet its obligations as they become due. Through June 30, 2004, the Company has funded its operations primarily through the issuance of common stock, warrants and options to outside investors for cash and consultants and others for services. The Company is attempting to procure additional funding through the issuance of equity securities, loans from financial institutions and agreements with strategic partners. Management anticipates that additional funding of not less than $2,000,000 will be necessary to fund the Company’s operations through June 30, 2005. Management believes, but cannot assure, that the Company will be able to obtain such financing and continue its operations through at least June 30, 2005. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some, or all, of its operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), to provide pro forma disclosures of net loss and net loss per common share as if a fair value based method of accounting had been applied, if such amounts differ materially from the historical amounts.

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

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(CONTINUED)

	Six Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003

Net loss, as reported	$(2,101,926)	$(618,153)	$(1,160,505)	$(421,966)
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards	(464,307)	—	(127,800)	—

Pro forma net loss	$(2,566,233)	$(618,153)	$(1,288,305)	$(421,966)

Basic and diluted loss per
common share as reported	$(0.13)	$(0.05)	$(0.06)	$(0.03)

Basic and diluted loss per
common share pro forma	$(0.16)	$(0.05)	$(0.07)	$(0.03)

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

Net Loss per Share

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period and the treasury stock method had been applied. Since the Company had a net loss for the six and three months ended June 30, 2004 and 2003, the effects of the assumed exercise of outstanding options and warrants would have been anti-dilutive and, accordingly, basic and diluted net loss per share in each period was the same. As of June 30, 2004 and 2003, the Company had options and warrants outstanding for the purchase of 7,349,272 and 1,045,907 shares of common stock, respectively, that were not included in the computation of diluted loss per share.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(CONTINUED)

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2004, the Company entered into a non-cancelable real property lease agreement for office space in Las Vegas, Nevada. The term of the lease is 65 months. Minimum lease payments are approximately $10,400 per month. The Company has an option to renew the lease at the end of its initial term for an additional five-year period. Contingent rental provisions within the lease agreement require the minimum lease payments to be increased in accordance with the Consumer Price Index, or CPI, commencing with the thirteenth month of the lease. Rent expense for the six months ended June 30, 2004 and 2003 was $44,501 and $31,055 respectively. Assuming no increase in the CPI, the aggregate annual rentals for each of the years subsequent to December 31, 2003 are $62,400 in 2004, $124,800 in 2005, 2006, 2007 and 2008 and $62,400 in 2009.

Employment Agreements

In August 2003, the Company entered into employment agreements with Tibor N. Vertes, Gregory L. Hrncir and William McMaster. The employment agreements with Messrs. Vertes and Hrncir were for four years and the employment agreement with Mr. McMaster was for two years, all subject to earlier termination under certain circumstances. The employment agreement for Mr. Vertes provides for an annual salary of $185,000, which may be increased by the board of directors, and an annual cash bonus of $35,000 to $100,000 if certain performance goals are met. The employment agreement for Mr. Hrncir provides for an annual salary of $175,000, which may be increased by the board of directors, an allowance of $1,500 per month for health care and other benefits, and an annual cash bonus of $35,000 to $100,000 if certain performance goals are met. The employment agreement for Mr. McMaster provides for an annual salary of $120,000, which may be increased by the board of directors, and an annual cash bonus if certain performance goals are met.

NOTE 4 – ISSUANCE OF COMMON STOCK

During the six months ended June 30, 2004, the Company received proceeds of $2,143,242, net of expenses of $301,758, from the sale of 244.5 units to investors at a price of $10,000 per unit through a private placement. Each unit consisted of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $1.50 per share. The warrants will expire on May 31, 2005.

During the six months ended June 30, 2004, the Company issued 5.83 units with a fair value of $58,334 in exchange for equipment. Each unit consisted of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $1.50 per share. The warrants will expire one year after issuance.

During the six months ended June 30, 2004, the Company issued 432,390 shares of common stock with a fair value of $432,390 to consultants for strategic advisory, investment banking and research services. The Company recognized a charge to selling, general and administrative expenses in the six and three months ended June 30, 2004 for this amount.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(CONTINUED)

NOTE 5 – STOCK OPTIONS AND WARRANTS

Issuance of Options

During the six months ended June 30, 2004, the Company granted options to purchase a total of 112,325 shares of common stock to consultants in exchange for services. Such options are exercisable over a range of three to ten years, are fully vested and have exercise prices ranging from $0.75 to $1.31 per share and a weighted average exercise price of $0.87 per share. The Company recognized a charge to selling, general and administrative expenses in the six months ended June 30, 2004 for the fair value of the options, calculated using the Black-Scholes option-pricing model, which amounted to $99,751.

A summary of the changes in outstanding stock options during the six months ended June 30, 2004 follows:

		Weighted-
		Average
	Shares	Exercise Price

Outstanding, December 31, 2003	2,262,989	$0.75
Granted to employees	531,584	$0.85
Granted to consultants	112,325	$0.87
Forfeited	(3,749)	$0.75

Outstanding, June 30, 2004	2,903,149	$0.77

Exercisable, June 30, 2004	2,903,149	$0.77

Issuance of Warrants

During the six months ended June 30, 2004, the Company issued warrants to purchase 100,000 shares of common stock to consultants in exchange for services. Such warrants are exercisable for two years commencing January 16, 2004, are fully vested and have an exercise price of $0.75 per share. The Company recognized a charge to selling, general and administrative expenses in the six months ended June 30, 2004 for the fair value of the warrants, calculated using a Black-Scholes option-pricing model, which amounted to $75,337.

During the six months ended June 30, 2004, the Company issued warrants to purchase a total of 366,750 shares of common stock in exchange for investment banking consulting services in connection with its private placement of units to investors (see Note 4) at a price of $10,000 per unit, consisting of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock. Such warrants are exercisable for two years commencing May 31, 2005, are fully vested and have an exercise price of $1.50 per share.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(CONTINUED)

A summary of the changes in outstanding warrants during the six months ended June 30, 2004 follows:

		Weighted-
		Average
	Shares	Exercise Price

Outstanding, December 31, 2003	1,476,039	$1.50
Issued to consultants for services	100,000	$0.75
Issued in connection with private placement of units	2,811,750	$1.50
Issued in exchange for equipment	58,334	$1.50

Outstanding, June 30, 2004	4,446,123	$1.48

Fair Values of Options and Warrants

The fair values of the options and warrants issued to consultants charged to expense, and the fair values of options issued to employees included in the determination of pro forma net loss per share during the six months ended June 30, 2004 was calculated using the Black-Scholes option-pricing model in accordance with SFAS 123 based on the following assumptions: expected life of 6.71 years for consultants and 9.91 years for employees, risk free interest rate of 4.75%, dividend yield of 0% and volatility of 83.04% .

NOTE 6 – PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares, $10 par value, of Class A convertible preferred stock and 10,000,000 shares, $10 par value, of Class B preferred stock. As of June 30, 2004, the Company did not have any shares of preferred stock outstanding. Without further action by the Company’s stockholders, the Company’s board of directors is empowered to issue shares of preferred stock with such rights, preferences, restrictions and privileges as may be fixed by the board of directors.

NOTE 7 – RELATED PARTY TRANSACTIONS

At December 31, 2003, the Company had related party loans payable of $455,491 which the Company repaid during the six months ended June 30, 2004. Interest paid during the six months ended June 30, 2004 on these related party loans amounted to $26,760.

NOTE 8 – SUBSEQUENT EVENTS

In July 2004, the Company issued 275,893 shares of common stock with a fair value of approximately $163,000 to consultants for the provision of strategic advisory services, investment banking services and software and hardware documentation.

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

Overview

     On or about January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations (“NorStar”), consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation (“G&EG Nevada”), a developer of central server gaming systems, game content and gaming devices for the land-based gaming markets located in USA and Canada; (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of G&EG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc. (“G&EG”). As a result of the exchange, G&EG Nevada became a subsidiary of G&EG and the former stockholders of G&EG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of G&EG Nevada became the controlling members of the board of directors and management of the combined companies. Since G&EG Nevada was the only operating company in the exchange and the former stockholders of G&EG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a “reverse acquisition” and, effectively, as a recapitalization, in which G&EG Nevada was the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a “reverse acquisition,” the accompanying consolidated financial statements reflect the historical financial statements of G&EG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 on their historical basis and the inclusion of the accounting acquiree’s results of operations from that date.

     In this report, the references to “we,” “us” or “our” relate to G&EG Nevada prior to January 12, 2004 and to G&EG, G&EG Nevada and their other subsidiaries from that date.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. The most sensitive estimates affecting our financial statements include, or will include in subsequent periods, future volatility used in valuing equity instruments, allowances for bad debts, depreciable lives of gaming equipment in service and other equipment, amortization periods for certain technology, deferred revenues, accrued liabilities and deferred tax valuation allowances. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The most critical policies relate to revenue recognition. The following is a description of our revenues and our revenue recognition policies. The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain.

Description of Revenues

     Through June 30, 2004, we have received substantially all of our revenues from maintenance and technical support from contracts relating to Internet gaming sites in regulated gaming markets, other than in the United States. We expect to continue to provide such services to major groups.

     Our current focus is the provision of our central server gaming system and substantive suite of games in the North American land-based gaming market in the United States, in Canada and in Europe. Our business model is primarily based upon recurring revenue to be derived from the placement of our products. Specifically, we will offer our central server gaming system in the foregoing markets on a license basis, whereby we will receive a recurring license fee. Gaming machines will primarily be placed on a revenue sharing or participation basis with the Company generally realizing 15%-30% of the net win (i.e., coin inserted into a machine less the coin paid out) from each of such gaming machines, depending upon the market. Although not our specific focus, from time to time we will sell our gaming machines on an outright sale basis. Alternatively, we will occasionally deploy gaming machines on the basis of part cash payment and a lower revenue sharing percentage. We will also generate some revenues from maintenance and technical support services in connection with the placement of our central server gaming system and gaming machines. In all cases, we will outsource the manufacture of our gaming machines through one of several turnkey third party manufacturing sources with which we have an alliance.

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

     When we install our gaming machines on a revenue-sharing basis, there will generally be no cost to our casino clients as we will share in the recurring revenues generated from the gaming machines. We will, however, retain ownership of the gaming machines and the central server gaming system throughout the term of the revenue-sharing and licensing agreements, respectively, and will maintain the right to refurbish and redeploy gaming machines returned to us either upon the expiration or early termination of the revenue-sharing agreements. We believe that by placing gaming machines on a revenue-sharing basis we will maximize the amount of placements of our products; however, there is no assurance that we will be successful in this effort given our current cash position, not having yet established a credit facility with a third-party financier, and given that we have not previously deployed products, or provided services, to gaming operators in the land-based gaming markets in which we are entering.

     Historically, we have experienced substantial fluctuations in revenues from period-to-period as a result of our revenues being derived solely from software development contracts which consisted of periodic payments as opposed to steady recurring revenues. Moreover, since March 2002, we have been intensely focused on the finalization of our central server gaming system for the Class II gaming market, and the licensed betting shop and arcade market in the U.K. and Europe, as well as development of a wide array of electronic bingo, keno, instant lottery, video poker and roulette products, among others, for deployment in the U.S., Canada and Europe.

     We anticipate that over the next several years the majority of our revenues will result from the placement of our gaming machines on a revenue-sharing basis and, to a lesser extent, from outright sales and maintenance and technical support agreements. We project that we will receive 20%-23%, on average, of the net win from all gaming machines placed by us on a revenue sharing basis. Our customers will retain the remainder of the net win generated by the gaming machines.

Revenue Recognition

     Revenues from contracts relating to the maintenance and technical support of Internet gaming sites in regulated gaming markets are recognized as the services are performed or pro rata over the service period.

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

RESULTS OF OPERATIONS

   COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues

     During the three months ended June 30, 2004, we generated revenues from maintenance and technical support services of $46,667, compared to revenues from services of $202,782, during the three months ended June 30, 2003. The $156,115, or 77% decrease in revenues from services was due primarily to our transition from solely focusing on the sale and marketing of online gaming systems in regulated gaming markets to the development of land-based gaming systems and a suite of electronic bingo, keno, instant lottery, video poker and roulette games using our central server gaming system platform. We anticipate an increase in revenue and sales volume during the remainder of the year ending December 31, 2004 as we complete the development of our products. We recently released our range of video-based roulette games and the completion of our slot operating system for the Amusement With Prizes (AWP) arcade market and Licensed Betting Offices (LBOs) in the United Kingdom and Republic of Ireland. We intend to deploy AWP and roulette machines in the United Kingdom on both outright sale and revenue-sharing placements.

Cost of Revenues

     During the three months ended June 30, 2004, we had no significant costs of revenues, compared to costs of $65,097 during the three months ended June 30, 2003. During the three months ended June 30, 2003, our costs of revenues related only to services. The $65,097 decrease in the costs of revenues was attributable to the fact that no significant efforts were required by the Company in connection with the maintenance and technical support contracts which still generate revenues over the service period.

     In terms of gross margin, we experienced a gross margin of $46,667 during the three months ended June 30, 2004, compared to a gross margin of $137,685 during the three months ended June 30, 2003. The $91,018, or 66.1% decrease, in gross margin related primarily to our transition from the marketing and placement of online gaming systems to the development of land-based gaming systems and suite of games using our central server gaming system platform.

Operating Expenses

     For the three months ended June 30, 2004, we incurred total operating expenses of $1,194,474, compared to $561,471 for the three months ended June 30, 2003, an increase of $633,003, or 112.7% . The increase in total operating expenses related primarily to a $100,320 increase in research and development expenses and a $532,683 increase in selling, general and administrative expenses.

     During the three months ended June 30, 2004, we incurred research and development expenses of $252,213, compared to $151,893 during the three months ended June 30, 2003, an increase of $100,320, or 66%. The increase in our research and development expenses was due primarily to the additional resources spent towards developing our central server gaming system platform and related games and other products for deployment in land-based casinos. We anticipate a decrease in our research and development expenses in the future as we complete the development of our products regarding Class II and Class III gaming markets in the U.S., the LBO and AWP markets in the U.K., Ireland and Europe and our next generation Internet gaming platform. Research and development expenses to obtain the necessary certifications and approvals for each of the foregoing cannot be quantified at this time given the nature of this process. There are always risks and uncertainties associated with the development, certification and commercialization of new products or services. The Company is making its initial deployment of products into the land-based gaming markets in the second half of 2004. While this is new territory for the Company, it has previously been through the development and lab certification process on a number of occasions with respect to its Internet gaming platform. The Company anticipates that, as with the Internet gaming platform submissions, it will be successful in obtaining certification from the gaming labs on its various hardware and software products. To reduce the risk associated with its initial entry into the land-based gaming market, the Company is utilizing well established third party turnkey manufacturing sources for its gaming devices and will utilize industry veterans for the installation and ongoing maintenance of the gaming machines.

     During the three months ended June 30, 2004, we incurred selling, general and administrative expenses of $942,261, compared to $409,578 during the three months ended June 30, 2003, an increase of $532,683, or 130.1% . The increase in our selling, general and administrative expenses was due primarily to the costs related to travel expenses, the increased costs related to the retention of professionals, including securities, gaming and intellectual property counsel, and non cash compensation expense relating to shares issued to consultants in consideration of strategic services. We had costs of $432,390 for the fair value of shares of restricted common stock issued to consultants in consideration for strategic advisory, investment banking and research services during the three months ended June 30, 2004. The Company does not expect to incur similar charges for the remainder of the year and, accordingly, we anticipate that our selling, general and administrative expenses will be lower during the remainder of the year.

Other Income (Expense)

     For the three months ended June 30, 2004, other expense was $12,698, compared to other income of $1,820 for the three months ended June 30, 2003, an increase of other expenses of $14,518. The increase in other expenses related primarily to $14,170 of foreign currency transaction losses primarily the result of fluctuations between the Australian dollar, the functional currency of one of the subsidiaries, and the U.S. dollar (USD), $3,209 of interest expense, offset, in part, by $4,681 of interest and other income.

Net Loss

     For the three months ended June 30, 2004, we experienced a net loss of $1,160,505, compared to a net loss of $421,966 for the three months ended June 30, 2003, an increased loss of $738,539, or 175%. The increase in net loss was due to a $156,115 decrease in revenues, a $633,003 increase in operating expenses and a $14,518 increase in other expenses, offset by a $65,097 decrease in costs of revenues. As previously noted, the increased loss and trends related to our revenues and operating expenses relate directly to our transition from solely marketing and placing online gaming systems to the development of land-based gaming systems and products using our central server gaming system platform. As our research and development projects are completed, and commercialization of the products relating thereto occurs, we anticipate that our revenues will improve considerably.

   COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues

     During the six months ended June 30, 2004, we generated revenues from maintenance and technical support services of $75,340, compared to revenues from services of $408,462, during the six months ended June 30, 2003. The $333,122, or 81.6% decrease in revenues from services and the absence of any revenues from product sales in the six months ended June 30, 2004 compared to product sales revenues of $297,432 in the six months ended June 30, 2003 was due primarily to our transition from the sale and marketing of online gaming systems in regulated gaming markets to the development of land-based gaming systems and a suite of electronic bingo, keno, instant lottery, video poker and roulette games using our central server gaming system platform. We anticipate an increase in revenue and sales volume during the remainder of the year ending December 31, 2004 as we complete the development of our products. We recently released our range of video-based roulette games and the completion of our slot operating system for the Amusement With Prizes (AWP) arcade market and Licensed Betting Offices (LBOs) in the United Kingdom and Republic of Ireland. We intend to deploy AWP and roulette machines in the United Kingdom on both outright sale and revenue-sharing placements.

Cost of Revenues

     During the six months ended June 30, 2004, we had no significant costs of revenues, compared to $367,965 during the six months ended June 30, 2003. During the six months ended June 30, 2003, our costs of revenues consisted of $125,401 attributable to services, and $242,564 attributable to product sales. The $125,401 decrease in the costs of revenues was attributable to the fact that no significant efforts were required by the Company relating to maintenance and technical support contracts. We did not incur any costs related to product sales during the six months ended June 30, 2004 as we did not record any revenues from product sales during this period.

     In terms of gross margin, we experienced a gross margin of $75,340 during the six months ended June 30, 2004, compared to a gross margin of $337,929 during the six months ended June 30, 2003. The $262,589, or 77.7% decrease in gross margin related primarily to the significant research and development undertaken with respect to our land-based gaming systems and suite of games using our central server gaming system platform.

Operating Expenses

     For the six months ended June 30, 2004, we incurred total operating expenses of $2,146,545, compared to $960,458 for the six months ended June 30, 2003, an increase of $1,186,087, or 123.5% . The increase in total operating expenses related primarily to a $211,666 increase in research and development expenses and a $997,449 increase in selling, general and administrative expenses.

     During the six months ended June 30, 2004, we incurred research and development expenses of $504,269, compared to $292,603 during the six months ended June 30, 2003, an increase of $211,666, or 72.3% . The increase in our research and development expenses was due primarily to the additional resources spent towards developing our central server gaming system platform and related games and other products for deployment in land-based casinos. We anticipate a decrease in our research and development expenses in the future as we complete the development of our products regarding Class II and Class III gaming markets in the U.S., the LBO and AWP markets in the U.K., Ireland and Europe and our next generation Internet gaming platform. Research and development expenses to obtain the necessary certifications and approvals for each of the foregoing cannot be quantified at this time given the nature of this process. There are always risks and uncertainties associated with the development, certification and commercialization of new products or services. The Company is making its initial deployment of products into the land-based gaming markets in the second half of 2004. While this is new territory for the Company, it has previously been through the development and lab certification process on a number of occasions with respect to its Internet gaming platform. The Company anticipates that, as with the Internet gaming platform submissions, it will be successful in obtaining certification from the gaming labs on its various hardware and software products. To reduce the risk associated with its initial entry into the land-based gaming market, the Company is utilizing well established third party turnkey manufacturing sources for its gaming devices and will utilize industry veterans for the installation and ongoing maintenance of the gaming machines.

     During the six months ended June 30, 2004, we incurred selling, general and administrative expenses of $1,642,276, compared to $644,827 during the six months ended June 30, 2003, an increase of $997,449, or 154.7% . The increase in our selling, general and administrative expenses was due primarily to the costs related to travel expenses, the increased costs related to the retention of professionals, including securities, gaming and intellectual property counsel, our exhibition at five industry shows and conventions, the salaries related to new additional employees and non cash compensation expense of $607,478 relating to shares, options and warrants issued to consultants in consideration of strategic services. We had additional costs of $432,390 for the fair value of shares of restricted common stock issued to consultants in consideration for strategic advisory, investment banking and research services during the six months ended June 30, 2004. The Company does not expect to incur similar charges for the reminder of the year and, accordingly, we anticipate that our selling, general and administrative expenses will be lower during the remainder of the year.

Other Income (Expense)

     For the six months ended June 30, 2004, other expense was $30,721, compared to other income of $4,376 for the six months ended June 30, 2003, an increase of other expenses of $35,097. The increase in other expenses related primarily to $14,170 of foreign currency transaction losses primarily the result of fluctuations between the Australian dollar, the functional currency of one of the subsidiaries, and the USD, $26,760 of interest expense, offset, in part, by $10,209 of interest and other income.

Net Loss

     For the six months ended June 30, 2004, we experienced a net loss of $2,101,926, compared to a net loss of $618,153 for the six months ended June 30, 2003, an increased loss of $1,483,773. The increase in net loss was due to a $630,554 decrease in revenues, a $1,186,087 increase in operating expenses and a $35,097 increase in other expenses, offset by a $367,965 decrease in costs of revenues. As previously noted, the increased loss and trends related to our revenues and operating expenses relate directly to our transition from the marketing and placement of online gaming systems to the development of land-based gaming systems and products using our central server gaming system platform. As our research and development projects are completed, and commercialization of the products relating thereto occurs, we anticipate that our revenues will improve considerably.

LIQUIDITY AND CAPITAL RESOURCES

Overview

     As of June 30, 2004, we had cash of $214,932, prepaid expenses of $21,790 and current liabilities of $494,922. Accordingly, as of June 30, 2004, we had a working capital deficiency of $258,200. During the six months ended June 30, 2004, cash increased by $128,617 from $86,315 to $214,932. The increase in cash reflected $1,684,792 of net cash provided by financing activities, offset by $1,494,897 of net cash used in operating activities, $44,007 of net cash used in investing activities and $17,271 used as a result of exchange rate changes.

     Operating activities used net cash of $1,494,897 during the six months ended June 30, 2004, whereas operating activities used net cash of $412,223 during the six months ended June 30, 2003. The net cash used in operating activities during the six months ended June 30, 2004 related primarily to net loss of $2,101,926, an increase in accounts payable of $90,936, a decrease in accrued expenses of $33,325, a decrease in accrued expenses – employees of $59,190, and a decrease in prepaid expenses of $11,790, offset, in part, by non-cash costs of investment banking, strategic advisory and research services of $607,478 paid through the issuance of restricted shares of common stock with a fair value of $432,390 and the issuance of options and warrants with a fair value of $175,088. Issuances of equity securities as payments for services and compensation result in non-cash charges to expense. During the six months ended June 30, 2003, our operating activities used net cash of $412,223, reflecting our net loss of $618,153, offset, in part, by the non-cash charges for the impairment of intellectual property of $23,028 and the increase in accounts receivable of 63,715.

     Investing activities used $44,007 during the six months ended June 30, 2004, compared to using $33,393 during the six months ended June 30, 2003. The increased use of cash in investing activities reflects the costs related to the build-out and relocation of our principal offices to Las Vegas, Nevada. We anticipate that for the twelve month period ending June 30, 2005, we will need up to $3,000,000 for ongoing research and development, gaming lab certification of our products, gaming licensing, advertising and marketing and the manufacture of gaming machines to be deployed on a recurring revenue basis in the U.S. and in the U.K. The manufacturing cost associated with all gaming machines sold by us on an outright sale basis will likely be financed through the purchase terms.

     Our financing activities provided net cash of $1,684,792 during the six months ended June 30, 2004, compared to $312,089 during the six months ended June 30, 2003. The net cash provided by our financing activities during the six months ended June 30, 2004 reflects $2,143,242 in net proceeds from the sale of 2,445,000 shares of common stock in a private placement, offset by $458,450 used to repay stockholder loans. The net cash provided by our financing activities during the six months ended June 30, 2003 reflects $312,089 in net proceeds from the sale of 568,200 shares of common stock at $0.75 per share in a private placement.

Outlook

     Until we generate sufficient cash from our operations, we will need to rely upon private and institutional sources of debt and equity financing. Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the second quarter of 2005 through cash on hand and cash proceeds from private placements of our debt or equity securities. In the event that such sources are insufficient or unavailable, we will need to seek cash from other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations to profitability and beyond.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

     We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and our president, and with the participation of our former chief executive officer. Upon the consummation of a share exchange on January 12, 2004 involving Gaming & Entertainment Group, Inc., a Nevada corporation, Jay Sanet, our former chief executive officer resigned, and Tibor N. Vertes and Gregory L. Hrncir were appointed as our chief executive officer and president, respectively. Mr. Vertes serves as our principal executive officer and Mr. Hrncir serves as our principal financial and accounting officer.

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

Changes in Internal Controls

     There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES

     During the three month period ended June 30, 2004, we received net proceeds of $573,242 relating to the issuance of 67.3 units at a price of $10,000 per unit through a private placement limited to accredited investors. Each unit consisted of 10,000 shares of our common stock and a warrant to purchase 10,000 shares of our common stock at $1.50 per share. We engaged Spencer Edwards, Inc. as our placement agent, and the offering which closed on May 31, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, promulgated thereunder. The net proceeds from the private placement have been used for general corporate purposes and our working capital needs.

In July 2004, the Company issued 275,893 shares of restricted common stock to consultants for the provision of strategic advisory services, investment banking services and software and hardware documentation. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

None

SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMING & ENTERTAINMENT GROUP, INC.
(Registrant)

Date:	August 16, 2004	By:	/s/ Gregory L. Hrncir

Gregory L. Hrncir
		Its:	President and Secretary