Form 10QSB
period 2004-09-30
GAMING & ENTERTAINMENT GROUP INC
filed 2004-11-15
CIK 1100356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004
      --------------------------------------------------------------------
                                       OR

|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from:             to
                               -------------- ----------------------------

                        Commission file number: 000-28399
      --------------------------------------------------------------------

                       Gaming & Entertainment Group, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

              Utah                                           59-1643698
-------------------------------------------          -------------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                  6757 Spencer Street, Las Vegas, Nevada 89119
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 407-2471
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   19,017,352 shares of common stock, $0.01 par value, as of November 15, 2004
--------------------------------------------------------------------------------
    Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
PART I - FINANCIAL INFORMATION....................................................................................3
         ITEM 1.  FINANCIAL STATEMENTS............................................................................3
                  Condensed Consolidated Balance Sheet
                           September 30, 2004 (Unaudited).........................................................3
                  Condensed Consolidated Statements of Operations
                           For the Nine and Three Months ended September 30, 2004 and 2003 (Unaudited)............4
                  Condensed Consolidated Statement of Stockholders' Deficiency
                           For the Nine Months ended September 30, 2004 (Unaudited)...............................5
                  Condensed Consolidated Statements of Cash Flows
                           For the Nine Months ended September 30, 2004 and 2003 (Unaudited)......................6
                  Notes to Condensed Consolidated Financial Statements (Unaudited)................................7
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................................14
                  Results of Operations..........................................................................16
                  Liquidity and Capital Resources................................................................20
                  Risk Factors...................................................................................21
         ITEM 3.  CONTROLS AND PROCEDURES........................................................................21

PART II - OTHER INFORMATION......................................................................................23
         ITEM 1.  LEGAL PROCEEDINGS..............................................................................23
         ITEM 2.  CHANGES IN SECURITIES..........................................................................23
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................23
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................23
         ITEM 5.  OTHER INFORMATION..............................................................................23
         ITEM 6.  EXHIBITS.......................................................................................23

SIGNATURE........................................................................................................25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 2004
                                   (UNAUDITED)

ASSETS
Current Assets
          Cash                                                                        $    36,646
          Accounts receivable                                                              60,000
          Prepaid expenses                                                                 21,790
                                                                                      -----------
                    Total current assets                                                  118,436
   Equipment, net                                                                         161,608
   Other Assets                                                                               706
                                                                                      -----------
                    Total assets                                                      $   280,750
                                                                                      ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
        Accounts payable                                                              $   219,496
        Accrued expenses                                                                   46,428
        Current portion of Notes payable - officers                                       171,600
        Foreign taxes payable                                                             148,476
        Loan from stockholder                                                              43,007
                                                                                      -----------
                  Total current liabilities                                               629,007
Senior secured note payable                                                               250,000
Notes payable - officers, net of current portion                                           40,891
               Total liabilities                                                          919,898
                                                                                      -----------
   Commitments and Contingencies
   Stockholders' Deficiency
     Preferred Stock, par value $10 per share; 10,000,000 shares authorized
        Class A convertible preferred stock, par value $10 per share;
          1,000,000 shares designated; none issued                                             --
        Class B preferred stock, par value $10 per share;
          1,000,000 shares designated; none issued                                             --
        Common stock, par value $.01 per share; 150,000,000 shares authorized;
          19,017,352 shares issued and outstanding                                        190,173
        Additional paid-in capital                                                      5,190,380
        Accumulated deficit                                                            (6,182,261)
        Accumulated other comprehensive income - foreign currency translation gains       162,560
                                                                                      -----------
                  Total stockholders' deficiency                                         (639,148)
                                                                                      -----------
                  Total liabilities and stockholders' deficiency                      $   280,750
                                                                                      ===========

      See accompanying notes to condensed consolidated financial statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE AND THREE
                                  MONTHS ENDED
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                         Nine Months Ended September 30, Three Months Ended September 30,
                                             2004           2003             2004             2003
                                         ------------    ------------    ------------    ------------
   Revenues:
   Services                              $    140,894    $    528,043    $     65,554    $    119,581
   Product                                         --         297,432              --              --
                                         ------------    ------------    ------------    ------------
        Total revenues                        140,894         825,475          65,554         119,581
                                         ------------    ------------    ------------    ------------
   Cost of revenues:
   Services                                    37,462         189,785          37,462          64,383
   Product                                         --         242,564              --              --
                                         ------------    ------------    ------------    ------------
        Total cost of revenues                 37,462         432,349          37,462          64,383
                                         ------------    ------------    ------------    ------------
        Gross margin                          103,432         393,126          28,092          55,198
                                         ------------    ------------    ------------    ------------
   Operating expenses:
   Research and development                   711,772         442,831         207,503         150,228
   Selling, general and administrative      2,053,686         948,514         411,409         303,687
   Impairment of intellectual property             --          23,028              --              --
                                         ------------    ------------    ------------    ------------
   Total operating expenses                 2,765,458       1,414,373         618,912         453,915
                                         ------------    ------------    ------------    ------------
                                                                                         ------------
   Operating loss                          (2,662,026)     (1,021,247)       (590,820)       (398,717)
                                         ------------    ------------    ------------    ------------
     Other income (expense):
     Foreign currency transaction loss        (14,170)             --              --              --
     Interest expense                         (42,009)             --         (15,249)             --
     Interest and dividend income                 829           5,266              77             889
     Other income                              21,769              --          12,312              --
                                         ------------    ------------    ------------    ------------
   Total other income (expense)               (33,581)          5,266          (2,860)            889
                                         ------------    ------------    ------------    ------------

Net loss                                 $ (2,695,607)   $ (1,015,981)   $   (593,680)   $   (397,828)
                                         ------------    ------------    ------------    ------------
Weighted average number of shares
outstanding                                17,292,412      13,863,487      19,132,084      14,262,756
                                         ============    ============    ============    ============

Net loss per share - basic and diluted   $      (0.16)   $      (0.07)   $      (0.03)   $      (0.03)
                                         ============    ============    ============    ============


      See accompanying notes to condensed consolidated financial statements

              GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

                                                     Common Stock          Additional                 Accumulated Other
                                            ------------------------------  Paid-in     Accumulated     Comprehensive
                                                Shares          Amount       Capital     Deficit        Income (Loss)      Total
                                            ----------------------------------------------------------------------------------------
Balance at January 1, 2004                    11,947,872   $    11,948     2,538,678    $(3,486,654)       206,766    $  (729,262)
Effects of reverse acquisition                 4,058,756       148,118   $  (180,170)            --             --    $   (32,052)
Shares and warrants issued through private
placement, net of expenses of                $ 2,445,000        24,450     2,118,792             --             --      2,143,242
Shares issued for services                       507,390         5,074       480,241             --             --        485,315
Shares and warrants issued for equipment          58,334           583        57,751             --             --         58,334
Options and warrants issued to
consultants for services                              --            --       175,088             --             --        175,088
Foreign currency translation loss (A)                 --            --            --             --    $   (44,206)   $   (44,206)
Net Loss                                              --            --            --    $(2,695,607)            --    $(2,695,607)
                                                                                                                      -----------
Balance at September 30, 2004                 19,017,352       190,173     5,190,380    $(6,182,261)       162,560    $  (639,148)
                                              ==========    ==========   ===========    ===========    ===========    ============

(A) Comprehensive loss (net loss plus foreign currency translation loss) for the nine and three months ended September 30, 2004 totaled $2,739,813 and $597,082 respectively.

     See accompanying notes to condensed consolidated financial statements.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                                           2004            2003
                                                                      -----------    -----------
Cash flows from operating activities
Net loss                                                              $(2,695,607)   $(1,015,981)
Adjustments to reconcile net loss to net cash used in operating activities:
   Provision for bad debts (recoveries)                                    (2,419)        24,355
   Impairment of intellectual property                                         --         23,028
   Depreciation expense                                                    29,432         29,621
   Shares issued for services                                             485,315             --
   Options and warrants issued to nonemployees for services               175,088             --
   Changes in operating assets and liabilities:
     Accounts receivable                                                  (61,120)       312,762
     Prepaid expenses                                                     (11,790)            --
     Accounts payable                                                     179,627       (123,924)
     Accrued expenses                                                     (14,800)       (30,832)
     Accrued expenses - employees                                         (48,542)       118,079
     Taxes payable                                                         15,499             --
     Customer deposits                                                         --        (20,000)
                                                                      -----------    -----------
Net cash used in operating activities                                  (1,949,317)      (682,892)
                                                                      -----------    -----------

Cash flows from investing activities - Acquisition of equipment           (55,207)        (3,011)
                                                                      -----------    -----------

Cash flows from financing activities
   Repayments of related party loans                                     (458,450)            --
   Proceeds from the issuance of senior secured note                      250,000             --
   Proceeds of related party loan                                          42,852             --
   Net proceeds from sale of common stock and warrants                  2,143,242        453,539
                                                                      -----------    -----------

Net cash provided by financing activities                               1,977,644        453,539
                                                                      -----------    -----------

Effect of exchange rate changes on cash                                   (22,789)        26,952
                                                                      -----------    -----------
Net decrease in cash                                                      (49,669)      (205,412)

Cash, beginning of period                                                  86,315        281,992
                                                                      -----------    -----------
Cash, end of period                                                   $    36,646    $    76,580
                                                                      -----------    -----------
Supplemental schedule of noncash investing and financing activities
        Shares issued for equipment                                   $    58,334
                                                                      ===========

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BUSINESS AND ORGANIZATION

On or about January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations ("NorStar"), consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation ("G&EG Nevada"); (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of G&EG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc. ("G&EG"). As a result of the exchange, G&EG Nevada became a subsidiary of G&EG, and the former stockholders of G&EG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of G&EG Nevada became the controlling members of the board of directors and management of the combined companies. Since G&EG Nevada was the only operating company in the exchange and the former stockholders of G&EG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a "reverse acquisition" and, effectively, as a recapitalization, in which G&EG Nevada was treated as the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a "reverse acquisition," the accompanying condensed consolidated financial statements reflect the historical financial statements of G&EG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 at their historical basis and the inclusion of the accounting acquiree's results of operations from that date.

As used herein, the "Company" refers to G&EG Nevada prior to January 12, 2004 and to G&EG, G&EG Nevada and its other subsidiaries from that date forward.

The Company is a developer of central server gaming systems, game content, gaming devices for the land-based gaming markets of the United States, Canada and Europe and Internet gaming systems for utilization in regulated gaming markets.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, in the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of September 30, 2004 and its results of operations and cash flows for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results for the full years of which they are a part.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $2,695,607 and $593,680 for the nine and three months ended September 30, 2004, respectively, and recurring losses in prior years. As of September 30, 2004, the Company had a working capital deficiency of $510,571 and an accumulated deficit of $6,182,261. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows from its operations or obtain sufficient liquid resources from other sources to meet its obligations as they become due. Through September 30, 2004, the Company has funded its operations primarily through the issuance of common stock, warrants and options to outside investors for cash and consultants and others for services. The Company is attempting to procure additional funding through the issuance of equity securities, loans from financial institutions and agreements with strategic partners. Management anticipates that additional funding of not less than $2,000,000 will be necessary to fund the Company's operations through September 30, 2005. Management believes, but cannot assure, that the Company will be able to obtain such financing and continue its operations through at least September 30, 2005. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some, or all, of its operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

         Revenue Recognition

Revenue from Internet gaming site development contracts in regulated gaming markets are reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed.

         Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), to provide pro forma disclosures of net loss and net loss per common share as if a fair value based method of accounting had been applied, if such amounts differ materially from the historical amounts.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant and, accordingly, the Company has not recorded any earned or unearned compensation cost related to such options in the accompanying condensed consolidated financial statements. The Company's historical net loss and net loss per share and pro forma net loss and net loss per share assuming compensation cost had been determined based on the fair value of the options at the date of grant and amortized over the vesting period consistent with the provisions of SFAS 123 are set forth below:

                                                Nine Months Ended                          Three Months Ended
                                                  September 30,                               September 30,
                                    ------------------------------------------    --------------------------------------
                                           2004                   2003                  2004                 2003
                                    --------------------    ------------------    ------------------   -----------------
Net loss, as reported               $     ($2,695,607 )     $   (1,015,981)       $        (593,680)   $       (397,828)
Deduct: Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards               (464,307)            (771,864)                       --            (771,864)
                                    --------------------    ------------------    ------------------   -----------------
Pro forma net loss                  $      (3,159,914)      $   (1,787,845)       $        (593,580)   $     (1,169,692)
                                    ====================    ==================    ==================   =================
Basic and diluted loss per common   $           (0.16)      $          (0.07)     $           (0.03)   $          (0.03)
   share as reported
                                    ====================    ==================    ==================   =================
Basic and diluted loss per common
   share pro forma                  $           (0.18)      $          (0.13)     $           (0.03)   $          (0.08)
                                    ====================    ==================    ==================   =================

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

         Net Loss per Share

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period and the treasury stock method had been applied. Since the Company had a net loss for the nine and three months ended September 30, 2004 and 2003, the effects of the assumed exercise of outstanding options and warrants would have been anti-dilutive and, accordingly, basic and diluted net loss per share in each period were the same. As of September 30, 2004 and 2003, the Company had options and warrants outstanding for the purchase of 7,293,377 and 4,216,006 shares of common stock, respectively, that were not included in the computation of diluted loss per share.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

         Operating Leases

In February 2004, the Company entered into a non-cancelable real property lease agreement for office space in Las Vegas, Nevada. The term of the lease is 65 months. Minimum lease payments are approximately $10,400 per month. The Company has an option to renew the lease at the end of its initial term for an additional five-year period. Contingent rental provisions within the lease agreement require the minimum lease payments to be increased in accordance with the Consumer Price Index, or CPI, commencing with the thirteenth month of the lease. Rent expense for the nine months ended September 30, 2004 and 2003 was $90,891 and $44,934, respectively. Assuming no increase in the CPI, the aggregate annual rentals for this lease for each of the years subsequent to December 31, 2003 are $62,400 in 2004, $124,800 in 2005, 2006, 2007 and 2008 and
$62,400 in 2009.

         Employment Agreements

     In August 2003, the Company entered into employment agreements with Tibor
N. Vertes, Gregory L. Hrncir and William McMaster. The employment agreements with Messrs. Vertes and Hrncir were for four years and the employment agreement with Mr. McMaster was for two years, all subject to earlier termination under certain circumstances. The employment agreement for Mr. Vertes provides for an annual salary of $185,000, which may be increased by the board of directors, and an annual cash bonus of $35,000 to $100,000 if certain performance goals are met. Since September 1, 2004, Mr Vertes has been paid a reduced annual salary of $130,000. The reduction in salary is not being accrued by the company. The employment agreement for Mr. Hrncir provides for an annual salary of $175,000, which may be increased by the board of directors, an allowance of $1,500 per month for health care and other benefits, and an annual cash bonus of $35,000 to $100,000 if certain performance goals are met. Since September 1, 2004, Mr Hrncir has been paid a reduced annual salary of $130,000. The reduction in salary is not being accrued by the company. In addition, Mr Hrncir's $1,500 monthly allowance has not been paid. This amount is also not being accrued by the company. The employment agreement for Mr. McMaster provides for an annual salary of $120,000, which may be increased by the board of directors, and an annual cash bonus if certain performance goals are met.

     In September 2004, the Company entered into an employment agreement with Mr. Burman for one year, subject to earlier termination under certain circumstances. The employment agreement for Mr. Burman provides for an annual salary of $130,000, which may be increased by the board of directors, and an annual cash bonus of $35,000 to $100,000 if certain performance goals are met.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - ISSUANCE OF COMMON STOCK

During the nine months ended September 30, 2004, the Company received proceeds of $2,143,242, net of expenses of $301,758, from the sale of 244.5 units to investors at a price of $10,000 per unit through a private placement. Each unit consisted of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $1.50 per share. The warrants will expire on May 31, 2005.

During the nine months ended September 30, 2004, the Company issued 5.83 units with a fair value of $58,334 in exchange for equipment. Each unit consisted of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $1.50 per share. The warrants will expire on May 31, 2005.

During the nine months ended September 30, 2004, the Company issued 507,390 shares of common stock with a fair value of $485,315 to consultants for strategic advisory, investment banking and research services. The Company recognized a charge to selling, general and administrative expenses in the nine and three months ended September 30, 2004 of $485,315 and $52,925, respectively.

NOTE 5 - STOCK OPTIONS AND WARRANTS

         Issuance of Options

During the nine months ended September 30, 2004, the Company granted options to purchase a total of 112,325 shares of common stock to consultants in exchange for services. Such options are exercisable over a range of three to ten years, are fully vested and have exercise prices ranging from $0.75 to $1.31 per share and a weighted average exercise price of $0.87 per share. The Company recognized a charge to selling, general and administrative expenses in the nine months ended September 30, 2004 for the fair value of the options, calculated using the Black-Scholes option-pricing model, which amounted to $99,751.

A summary of the changes in outstanding stock options during the nine months ended September 30, 2004 follows:

                                                                             Shares            Weighted-Average
                                                                                                Exercise Price
                                                                      ---------------------   -------------------
       Outstanding, December 31, 2003                                         2,262,989       $           0.75
       Granted to employees                                                     531,584       $           0.85
       Granted to consultants                                                   112,325       $           0.87
       Forfeited                                                                (59,643)      $           0.75
                                                                      ---------------------
       Outstanding, September 30, 2004                                        2,847,255       $           0.77
                                                                      =====================
       Exercisable, September 30, 2004                                        2,766,005       $           0.77
                                                                      =====================

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Issuance of Warrants

During the nine months ended September 30, 2004, the Company issued warrants to purchase 100,000 shares of common stock to consultants in exchange for services. Such warrants are exercisable for two years commencing January 16, 2004, are fully vested and have an exercise price of $0.75 per share. The Company recognized a charge to selling, general and administrative expenses in the nine months ended September 30, 2004 for the fair value of the warrants, calculated using a Black-Scholes option-pricing model, which amounted to $75,337.

During the nine months ended September 30, 2004, the Company issued warrants to purchase a total of 366,750 shares of common stock in exchange for investment banking consulting services in connection with its private placement of units to investors (see Note 4) at a price of $10,000 per unit, consisting of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock. Such warrants are exercisable for two years commencing May 31, 2005, are fully vested and have an exercise price of $1.50 per share.

A summary of the changes in outstanding warrants during the nine months ended September 30, 2004 follows:

                                                                       Shares               Weighted-Average
                                                                                             Exercise Price
                                                                ---------------------    ------------------------
Outstanding, December 31, 2003                                             1,476,039     $           1.50
Issued to consultants for services                                           100,000     $           0.75
Issued in connection with private placement of units                       2,811,750     $           1.50
Issued in exchange for equipment                                              58,334     $           1.50
                                                                ---------------------
Outstanding, September 30, 2004                                            4,446,123     $           1.48
                                                                =====================

         Fair Values of Options and Warrants

The fair values of the options and warrants issued to consultants that were charged to expense, and the fair values of options issued to employees included in the determination of pro forma net loss per share during the nine months ended September 30, 2004 was calculated using the Black-Scholes option-pricing model in accordance with SFAS 123 based on the following assumptions: expected life of 6.71 years for consultants and 9.91 years for employees, risk free interest rate of 4.75%, dividend yield of 0% and volatility of 83.04%.

NOTE 6 - PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares, $10 par value, of Class A convertible preferred stock, of which 1,000,000 shares are designated and 10,000,000 shares, $10 par value, of Class B preferred stock, of which 1,000,000 shares are designated. As of September 30, 2004, the Company did not have any shares of preferred stock outstanding.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS

At December 31, 2003, the Company had related party loans payable of $455,491 which the Company repaid during the nine months ended September 30, 2004. Interest paid during the nine months ended September 30, 2004 on these related party loans amounted to $26,760.

On September 6, 2004, the Company entered into promissory notes payable with Tibor Vertes, our CEO and Chairman, and Gregory L Hrncir, our President, for accrued salary and legal services rendered, respectively. Repayment of the notes commenced on October 1, 2004 and mature on December 1, 2005 and are non-interest bearing. Upon the occurrence of an event of default, the principal amount of the notes shall be increased to reflect accrued interest of ten percent (10%) per annum from August 1, 2003 to September 6, 2004.

On September 30, 2004, Tibor Vertes, our CEO and Chairman, loaned the Company $43,007. The loan was repaid in October 2004.

NOTE 8 - SENIOR SECURED NOTE PAYABLE

         On September 2, 2004, Gaming & Entertainment Group, Inc., a Utah corporation (the "Company"), entered into a Senior Secured Bridge Note (the "Bridge Note") in the amount of $750,000 with GEG Holdings, LLC, a Delaware limited liability company ("GEG Holdings"). The Bridge Note matures on August 30, 2009.

         The terms of the Bridge Note provide for the funding to occur in three tranches. The first funding of $250,000 occurred on September 2, 2004. The second and third tranches, each in the amount of $250,000, subject to the satisfaction of certain conditions, were funded on October 1 and November 1, 2004. The Bridge Note is secured by a perfected first priority security interest in all of the intellectual property assets of the Company. No principal amount of this note may be repaid, in whole or in part, without the express written approval of GEG Holdings at its sole discretion.

         The outstanding principal amount of the Bridge Note accrues interest at the Federal Funds Effective Rate of Interest (currently 2.00%), in effect from time to time, plus six percent (6%) per annum and accrues semi-annually, in arrears, on December 1, 2004 and on each June 1 and December 1 thereafter (each an "Interest Payment Date"). The Bridge Note does not require the Company to make cash interest payments until maturity. Interest will be payable in cash only at maturity or, at the option of GEG Holdings, (A) by the issuance on each Interest Payment Date of an immediately exercisable five (5) year warrant (an "Interest Warrant") to purchase shares of a new class of convertible preferred stock (the "Convertible Preferred Stock"), for an exercise price per share of the lesser of (i) the average of the closing market price of the Company's common stock, par value $.01 per share (the "Common Stock"), for the thirty (30) days prior to the applicable Interest Payment Date, but in any event not less than $0.40 per share, and (ii) $0.54 per share, that number of shares of Convertible Preferred Stock equal to the interest payment then due, rounded up to the nearest share; or (B) by the issuance on any subsequent Interest Payment Date of an Interest Warrant, on the then fully accrued amount.

                  The Convertible Preferred Stock, upon issuance, would, among others, have the following rights, preferences and privileges: (i) a liquidation preference of $0.60 per share; (ii) no dividends; (iii) be convertible into shares of Common Stock on a one-to-one basis; (iv) rank senior to all other series of preferred stock outstanding; (v) include full ratchet anti-dilution protection; (vi) right of first refusal with respect to any equity or convertible securities issued by the Company; (vii) four immediate demand registration rights and unlimited customary "piggy-back" rights; and (viii) certain protective voting rights.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

     Overview

         On or about January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations ("NorStar"), consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation ("G&EG Nevada"), a developer of central server gaming systems, game content and gaming devices for the land-based gaming markets located in USA and Canada; (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of G&EG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc. ("G&EG"). As a result of the exchange, G&EG Nevada became a subsidiary of G&EG and the former stockholders of G&EG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of G&EG Nevada became the controlling members of the board of directors and management of the combined companies. Since G&EG Nevada was the only operating company in the exchange and the former stockholders of G&EG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a "reverse acquisition" and, effectively, as a recapitalization, in which G&EG Nevada was treated as the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a "reverse acquisition," the accompanying consolidated financial statements reflect the historical financial statements of G&EG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 at their historical basis and the inclusion of the accounting acquiree's results of operations from that date.

         In this report, the references to "we," "us" or "our" relate to G&EG Nevada prior to January 12, 2004 and to G&EG, G&EG Nevada and their other subsidiaries from that date.

     Critical Accounting Policies and Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. The most sensitive estimates affecting our financial statements include, or will include in subsequent periods, future volatility used in valuing equity instruments, allowances for bad debts, depreciable lives of gaming equipment in service and other equipment, amortization periods for certain technology, deferred revenues, accrued liabilities and deferred tax valuation allowances. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The most critical policies relate to revenue recognition. The following is a description of our revenues and our revenue recognition policies. The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain.

     Description of Revenues

         Through September 30, 2004, we have received our revenues from the development of prospective Internet gaming sites in regulated gaming markets outside of the United States, as well as maintenance and technical support contracts. Regarding Internet gaming contracts, we generally receive a license fee as well as a portion of the gaming revenues generated by our client's sites. We expect to continue to provide such services to major groups.

         In addition, we are focused on the provision of our central server gaming system and suite of games in the land-based gaming market of Europe and the United States. Our business model for our land-based initiatives is primarily based upon recurring revenue to be derived from the placement of our products. Specifically, we anticipate offering our central server gaming system in the foregoing markets on a license basis, whereby we will receive a recurring license fee. Gaming machines will primarily be placed on a revenue sharing or participation basis with the Company anticipating realizing 15%-30% of the net win (i.e., coin inserted into a machine less the coin paid out) from the gaming machines, depending upon the market. Although not our specific focus, from time to time we anticipate selling our gaming machines. Alternatively, we anticipate occasionally deploying gaming machines on the basis of part cash payment and a lower revenue sharing percentage. We also anticipate generating revenues from maintenance and technical support services in connection with the placement of our central server gaming system and gaming machines. In all cases, we will outsource the manufacture of our gaming machines through turnkey third party manufacturing sources with which we have an alliance.

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

         When we install our gaming machines on a revenue-sharing basis, there will generally be no cost to our casino clients, as we will share in the recurring revenues generated from the gaming machines. We will, however, retain ownership of the gaming machines and the central server gaming system throughout the term of the revenue-sharing and licensing agreements, respectively, and will maintain the right to refurbish and redeploy gaming machines returned to us either upon the expiration or early termination of the revenue-sharing agreements. We believe that by placing gaming machines on a revenue-sharing basis we will maximize the amount of placements of our products; however, there is no assurance that we will be successful in this effort given our current cash position, not having yet established a credit facility with a third-party financier given that we have not previously deployed products, or provided services, to gaming operators in the land-based gaming markets in which we are entering, and the highly competitive nature of games on casino floors.

         Historically, we have experienced substantial fluctuations in revenues from period-to-period as a result of our revenues being derived solely from software development contracts consisting of upfront licensing and periodic payments as opposed to steady recurring revenues. Moreover, our revenues have been limited over the last two years as we have been intensely focused on the finalization of our central server gaming system for the Europe and North America gaming markets, as well as development of electronic bingo, keno, instant lottery, video poker and roulette products for deployment in such markets.

         We anticipate that our future revenues will be derived from Internet gaming contracts as well as the placement of our central server gaming system and gaming machines on a revenue-sharing and sale basis and, to a lesser extent, from maintenance and technical support agreements. At this time, it is difficult to predict the breakdown of anticipated future revenues from each of the foregoing initiatives.

         Revenue Recognition

         Revenue from the development of Internet gaming sites in regulated gaming markets are reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed.

         Revenues from the enhancement, maintenance and technical support of Internet gaming sites in regulated gaming markets are recognized as the services are performed or pro rata over the service period. When we receive a percentage of the gaming revenues generated by our client's Internet gaming sites, we recognize such revenues upon receipt.

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

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         Revenues

         During the three months ended September 30, 2004, we generated revenues from maintenance and technical support services of $65,554, compared to revenues from services of $119,581, during the three months ended September 30, 2003. The $54,027, or 45.2% decrease in revenues from services was due primarily to our transition from solely focusing on the sale and marketing of online gaming systems in regulated gaming markets to the development of land-based gaming systems and a suite of electronic bingo, keno, instant lottery, video poker and roulette games using our central server gaming system platform. We anticipate a slight increase in revenue during the remainder of the year ending December 31, 2004 from Internet gaming contracts as we complete the development of our land-based gaming products. We anticipate deploying gaming machines in the United Kingdom on a revenue sharing and sale basis in the next several months.

         Cost of Revenues

         During the three months ended September 30, 2004, our cost of revenues was $37,462, compared to costs of $64,383 during the three months ended September 30, 2003. The $26,921, or 41.8% decrease in the costs of revenues was directly attributable to decreased activity by the Company in connection with the development of Internet gaming sites, as compared to the same period in 2003. We do, however, anticipate that our revenues, in future periods, will escalate from increased Internet gaming activity as well as deployment of our land-based gaming products.

         We realized a gross margin of $28,092 during the three months ended September 30, 2004, compared to a gross margin of $55,198 during the three months ended September 30, 2003. The $27,106, or 49.1% decrease, in gross margin related primarily to our transition from solely marketing and developing Internet gaming systems for regulated markets to the development of our central server gaming system and suite of games for land-based gaming markets.

         Operating Expenses

         For the three months ended September 30, 2004, we incurred total operating expenses of $618,912, compared to $453,915 for the three months ended September 30, 2003, an increase of $164,997, or 36.3%. The increase in total operating expenses related primarily to a $57,275 increase in research and development expenses associated with our land-based gaming initiatives, and a $107,722 increase in selling, general and administrative expenses.

         During the three months ended September 30, 2004, we incurred research and development expenses of $207,503, compared to $150,228 during the three months ended September 30, 2003, an increase of $57,275, or 38.1%. The increase in our research and development expenses was due primarily to the additional resources spent towards developing our central server gaming system platform and related games and other products for deployment in land-based casinos. Research and development expenses to obtain the necessary certifications and approvals for each of the foregoing cannot be quantified at this time given the nature of this process. There are always risks and uncertainties associated with the development, certification and commercialization of new products or services. The Company anticipates making its initial deployment of products into land-based gaming markets in the next several months. While this is new territory for the Company, it has previously been through the development and lab certification process on a number of occasions with respect to its Internet gaming platform. The Company anticipates that, as with the Internet gaming platform submissions, it will be successful in obtaining certification from the gaming labs on its various hardware and software products. To reduce the risk associated with its initial entry into the land-based gaming market, the Company is utilizing well established third party turnkey manufacturing sources for its gaming devices and will utilize industry veterans for the installation and ongoing maintenance of the gaming machines.

         During the three months ended September 30, 2004, we incurred selling, general and administrative expenses of $411,409, compared to $303,687 during the three months ended September 30, 2003, an increase of $107,722, or 35.5%. The increase in our selling, general and administrative expenses was due primarily to increased travel costs, increased costs related to the retention of professionals, including gaming, intellectual property and other outside counsel, and non cash compensation expense relating to shares issued to consultants in consideration of strategic advisory, research, and hardware and software documentation services. We had costs of $52,925 for the fair value of shares of restricted common stock issued to consultants in consideration for strategic advisory, research and hardware and software documentation services during the three months ended September 30, 2004. The Company does not expect to incur similar charges for the remainder of the year and, accordingly, we anticipate that our selling, general and administrative expenses will be lower in future periods.

         Other Income (Expense)

         For the three months ended September 30, 2004, other expense was $2,860, compared to other income of $889 for the three months ended September 30, 2003, an increase of other expenses of $3,749. The increase in other expenses related primarily to $15,249 of interest expense, offset, in part, by $12,389 of interest and other income.

         Net Loss

         For the three months ended September 30, 2004, we experienced a net loss of $593,680, compared to a net loss of $397,828 for the three months ended September 30, 2003, an increased loss of $195,852, or 49.2%. The increase in net loss was due to a $54,027 decrease in revenues, a $164,997 increase in operating expenses and a $3,749 increase in other expenses, offset, in part, by a $26,921 decrease in costs of revenues. As previously noted, the increased loss and trends related to our revenues and operating expenses relate directly to our transition from solely marketing and placing online gaming systems to the development of land-based gaming systems and products using our central server gaming system platform. As our research and development projects are completed, and commercialization of the products relating thereto occurs, we anticipate that our revenues will improve considerably.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         Revenues

         During the nine months ended September 30, 2004, we generated revenues from maintenance and technical support services of $140,894, compared to revenues from services of $825,475, during the nine months ended September 30, 2003. The $684,581, or 82.9% decrease in revenues from services and the absence of any revenues from product sales in the nine months ended September 30, 2004 compared to product sales revenues of $297,432 in the nine months ended September 30, 2003 was due primarily to our transition from solely focusing on the sale and marketing of online gaming systems in regulated gaming markets to the development of land-based gaming systems and a suite of electronic bingo, keno, instant lottery, video poker and roulette games using our central server gaming system platform. We anticipate a slight increase in revenue during the remainder of the year ending December 31, 2004 from Internet gaming contracts as we complete the development of our land-based gaming products. We anticipate deploying gaming machines in the United Kingdom on a revenue sharing and sale basis in the next several months.

         Cost of Revenues

         During the nine months ended September 30, 2004, our cost of revenues was $37,462, as compared to $432,349 during the nine months ended September 30, 2003. During the nine months ended September 30, 2003, our costs of revenues consisted of $189,785 attributable to services, and $242,564 attributable to product sales. The $394,887 decrease in the costs of revenues was attributable to decreased activity by the Company in connection with the development of Internet gaming sites, as compared to the same period in 2003. We do, however, anticipate that our revenues, in future periods, will escalate from increased Internet gaming activity as well as deployment of our land-based gaming products.

         In terms of gross margin, we realized a gross margin of $103,432 during the nine months ended September 30, 2004, compared to a gross margin of $393,126 during the nine months ended September 30, 2003. The $289,694, or 73.7% decrease in gross margin related primarily to our transition from solely marketing and developing Internet gaming systems for regulated markets to the development of our central server gaming system and suite of games for land-based gaming markets.

         Operating Expenses

         For the nine months ended September 30, 2004, we incurred total operating expenses of $2,765,458, compared to $1,414,373 for the nine months ended September 30, 2003, an increase of $1,351,085, or 95.5%. The increase in total operating expenses related primarily to a $268,941 increase in research and development expenses and a $1,105,172 increase in selling, general and administrative expenses.

         During the nine months ended September 30, 2004, we incurred research and development expenses of $711,772, compared to $442,831 during the nine months ended September 30, 2003, an increase of $268,941, or 60.7%. The increase in our research and development expenses was due primarily to the additional resources spent towards developing our central server gaming system platform and related games and other products for deployment in land-based casinos. Research and development expenses to obtain the necessary certifications and approvals for each of the foregoing cannot be quantified at this time given the nature of this process. There are always risks and uncertainties associated with the development, certification and commercialization of new products or services. The Company anticipates making its initial deployment of products into land-based gaming markets in the next several months. While this is new territory for the Company, it has previously been through the development and lab certification process on a number of occasions with respect to its Internet gaming platform. The Company anticipates that, as with the Internet gaming platform submissions, it will be successful in obtaining certification from the gaming labs on its various hardware and software products. To reduce the risk associated with its initial entry into the land-based gaming market, the Company is utilizing well established third party turnkey manufacturing sources for its gaming devices and will utilize industry veterans for the installation and ongoing maintenance of the gaming machines.

         During the nine months ended September 30, 2004, we incurred selling, general and administrative expenses of $2,053,686, compared to $948,514 during the nine months ended September 30, 2003, an increase of $1,105,172, or 116.5%. The increase in our selling, general and administrative expenses was due primarily to travel, road shows for our private placement earlier this year, retention of professionals, including gaming, intellectual property and other outside counsel, our exhibition at five industry shows and conventions, salaries related to new employees, and non cash compensation expense of $660,403 relating to shares, options and warrants issued to consultants in consideration of strategic services. Included in these costs are $485,315 of expenses relating to the fair value of shares of restricted common stock issued to consultants in consideration for strategic advisory, investment banking, research and hardware and software documentation services during the nine months ended September 30, 2004. The Company does not expect to incur similar charges for the reminder of the year and, accordingly, we anticipate that our selling, general and administrative expenses will be lower in future periods.

         Other Income (Expense)

         For the nine months ended September 30, 2004, other expense was $33,581, compared to other income of $5,266 for the nine months ended September 30, 2003, an increase of other expenses of $38,847. The increase in other expenses related primarily to $14,170 of foreign currency transaction losses, attributable to fluctuations between the Australian dollar, the functional currency of one of our subsidiaries, and the United States Dollar, $42,009 of interest expense, offset, in part, by $22,598 of interest and other income.

         Net Loss

         For the nine months ended September 30, 2004, we experienced a net loss of $2,695,607, compared to a net loss of $1,015,981 for the nine months ended September 30, 2003, an increased loss of $1,679,626. The increase in net loss was due to a $684,581 decrease in revenues, a $1,351,085 increase in operating expenses and a $38,847 increase in other expenses, offset, in part, by a $394,887 decrease in costs of revenues. As previously noted, the increased loss and trends related to our revenues and operating expenses relate directly to our transition from the marketing and placement of online gaming systems to the development of land-based gaming systems and products using our central server gaming system platform. As our research and development projects are completed, and commercialization of the products relating thereto occurs, we anticipate that our revenues will improve considerably.

LIQUIDITY AND CAPITAL RESOURCES

         Overview

         As of September 30, 2004, we had cash of $36,646, prepaid expenses of $21,790, accounts receivable of $60,000 and total liabilities of $919,898, of which $629,007 are current liabilities. Accordingly, as of September 30, 2004, we had a working capital deficiency of $510,571. During the nine months ended September 30, 2004, cash on hand decreased $49,669, from $86,315 to $36,646. The decrease in cash reflected $1,977,644 of net cash provided by financing activities, offset by $1,949,317 of net cash used in operating activities, $55,207 of net cash used in investing activities and $22,789 used as a result of exchange rate changes.

         Operating activities used net cash of $1,949,317 during the nine months ended September 30, 2004, whereas operating activities used net cash of $682,892 during the nine months ended September 30, 2003. The net cash used in operating activities during the nine months ended September 30, 2004 related primarily to our net loss of $2,695,607, an increase in accounts payable of $179,627, a decrease in accrued expenses of $14,800, a decrease in accrued expenses - employees of $48,542, and a decrease in prepaid expenses of $11,790, offset, in part, by non-cash costs of investment banking, strategic advisory, research, and hardware and software documentation services of $660,403 paid through the issuance of restricted shares of common stock with a fair value of $485,315 and the issuance of options and warrants with a fair value of $175,088. Issuances of equity securities as payments for services and compensation result in non-cash charges to expense. During the nine months ended September 30, 2003, our operating activities used net cash of $682,892, reflecting our net loss of $1,015,981 and increase in accrued expenses - employees of $118,079, offset, in part, by the increase in accounts receivable of $312,762, and a decrease in accounts payable of $123,924.

         Investing activities used $55,207 during the nine months ended September 30, 2004, compared to $3,011 used during the nine months ended September 30, 2003. The increased use of cash in investing activities reflects the costs related to the build-out and relocation of our principal offices to Las Vegas, Nevada as well as the purchase of gaming machines for research and development purposes. We anticipate that for the twelve month period ending September 30, 2005, we will need $2,000,000 for ongoing research and development, gaming lab certification of our products, gaming licensing, advertising and marketing and the manufacture of gaming machines to be deployed on a recurring revenue basis in Europe and North America. The manufacturing costs associated with all gaming machines sold by us on an outright sale basis will likely be financed through the purchase terms. All gaming machines placed on a revenue sharing basis will need to be financed through third party sources. At this time, the Company has not secured such third party financing, and there can be no assurance that the Company will do so on acceptable terms, or at all.

         Our financing activities provided net cash of $1,977,644 during the nine months ended September 30, 2004, compared to $453,539 during the nine months ended September 30, 2003. The net cash provided by our financing activities during the nine months ended September 30, 2004 reflects $2,143,242 in net proceeds from the sale of 2,445,000 shares of common stock in a private placement, $42,852 from stockholder loans, offset by $458,450 used to repay stockholder loans. The net cash provided by our financing activities during the nine months ended September 30, 2003 reflects $453,539 in net proceeds from the sale of 568,200 shares of common stock at $0.75 per share in a private placement.

         Outlook

         Until we generate sufficient cash from our operations, we will need to rely upon private and institutional sources of debt and equity financing. Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the third quarter of 2005 through cash on hand and cash proceeds from the issuance of debt and equity securities. In the event that such sources are insufficient or unavailable, we will need to seek cash from other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations to profitability and beyond.

RISK FACTORS

         We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations, and the trading price of our common stock could decline. These risks factors include, but are not limited to, our limited operating history, history of operating losses, the inability to obtain for additional capital, the failure to successfully expand our operations, the barriers of entry into new gaming markets, the competition in the gaming industry from competitors with substantially greater resources, the legal and regulatory requirements and uncertainties related to our industry, the inability to enter into strategic partnerships with manufacturers and distributors, the loss of key personnel, adverse economic conditions, adverse currency rate fluctuations, the inability to protect our proprietary information against unauthorized use by third parties, the unenforceability of agreements with Native American tribes, the control of our common stock by our management, the classification of our common stock as "penny stock," the absence of any right to dividends, the costs associated with the issuance of and the rights granted to additional securities, the unpredictability of the trading of our common stock and the ability of our board of directors to issue up to 10,000,000 shares, $10 par value, of Class A convertible preferred stock and 10,000,000 shares, $10 par value, of Class B preferred stock.

         For a more detailed discussion as to the risks related to Gaming & Entertainment Group, Inc., our industry and our common stock, please see the section entitled, "Management's Discussion and Analysis or Plan of Operation - Risk Factors," in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2004.

ITEM 3.       CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls

         We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and our president, and with the participation of our former chief executive officer. Upon the consummation of a share exchange on January 12, 2004 involving Gaming & Entertainment Group, Inc., a Nevada corporation, Jay Sanet, our former chief executive officer resigned, and Tibor
N. Vertes and Gregory L. Hrncir were appointed as our chief executive officer and president, respectively. Mr. Vertes serves as our principal executive officer and Mr. Hrncir serves as our principal financial and accounting officer.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

         Conclusions

         Based on this evaluation, our chief executive officer and our president concluded that, subject to the limitations noted above and as of the evaluation date, our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported in such reports within the time periods specified in the Securities and Exchange Commission's rules and forms.

         Changes in Internal Controls

         There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         In the three months ended September 30, 2004, the Company issued 275,893 shares of restricted common stock to consultants for the provision of strategic advisory services, investment banking services and software and hardware documentation. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         In September 2004, the Company cancelled 200,893 shares of restricted common stock, issued in July 2004, to a consultant for the provision of strategic advisory services.

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

(a) Exhibits.

            31.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

         (b)      Reports on Form 8-K.

                            (1) On September 2, 2004, Gaming & Entertainment
                  Group, Inc., a Utah corporation (the "Company"), entered into a Senior Secured Bridge Note (the "Bridge Note") in the amount of $750,000 with GEG Holdings, LLC, a Delaware limited liability company ("GEG Holdings"). The Bridge Note matures on August 30, 2009.

                           The terms of the Bridge Note provide for the funding
                  to occur in three tranches. The first funding of $250,000 occurred on September 2, 2004. The second and third tranches, each in the amount of $250,000, subject to the satisfaction of certain conditions, were funded on October 1 and November 1, 2004. The Bridge Note is secured by a perfected first priority security interest in all of the intellectual property assets of the Company.

                           The outstanding principal amount of the Bridge Note
                  accrues interest at the Federal Funds Effective Rate of Interest (currently 2.00%), in effect from time to time, plus six percent (6%) per annum and accrues semi-annually, in arrears, on December 1, 2004 and on each June 1 and December 1 thereafter (each an "Interest Payment Date"). The Bridge Note does not require the Company to make cash interest payments until maturity. Interest will be payable in cash only at maturity or, at the option of GEG Holdings, (A) by the issuance on each Interest Payment Date of an immediately exercisable five (5) year warrant (an "Interest Warrant") to purchase shares of a new class of convertible preferred stock (the "Convertible Preferred Stock"), for an exercise price per share of the lesser of (i) the average of the closing market price of the Company's common stock, par value $.01 per share (the "Common Stock"), for the thirty (30) days prior to the applicable Interest Payment Date, but in any event not less than $0.40 per share, and (ii) $0.54 per share, that number of shares of Convertible Preferred Stock equal to the interest payment then due, rounded up to the nearest share; or (B) by the issuance on any subsequent Interest Payment Date of an Interest Warrant, on the then fully accrued amount.

                           The Convertible Preferred Stock, upon issuance,
                  would, among others, have the following rights, preferences and privileges: (i) a liquidation preference of $0.60 per share; (ii) no dividends; (iii) be convertible into shares of Common Stock on a one-to-one basis; (iv) rank senior to all other series of preferred stock outstanding; (v) include full ratchet anti-dilution protection; (vi) right of first refusal with respect to any equity or convertible securities issued by the Company; (vii) four immediate demand registration rights and unlimited customary "piggy-back" rights; and (viii) certain protective voting rights.

                           (2) On September 30, 2004, the Company filed a
                  registration statement on Form S-8 with the Securities and Exchange Commission to register its 2004 Stock Option and Incentive Plan (the "Plan"). The Plan, which was approved by a majority of the stockholders of the Company at the 2004 Annual Stockholders Meeting held on June 14, 2004, provides for the issuance of up to 3,000,000 shares of common stock upon the exercise of options issued thereunder.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GAMING & ENTERTAINMENT GROUP, INC.
                                        (Registrant)
Date:           November 15, 2004       By: /s/ Gregory L. Hrncir
                                            ---------------------------
                                            Gregory L. Hrncir
                                            Its: President and Secretary