Form 10KSB
period 2004-12-31
GAMING & ENTERTAINMENT GROUP INC
filed 2005-03-03
CIK 1100356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended               December 31, 2004
                                 -----------------------------------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                     -----------------    ----------------------

      Commission file number                         000-28399
                             ---------------------------------------------------

                       Gaming & Entertainment Group, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Utah                                          59-1643698
--------------------------------------------------------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

  6757 Spencer Street, Las Vegas, Nevada 89119               89119
--------------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)

Issuer's telephone number:                       (702) 407-2471
                          ------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class              Name of each exchange on which registered

--------------------------          --------------------------------------------

--------------------------          --------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                              (Title of each class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year:      $312,401
                                                               -----------------

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,354,948 ($0.35 per share as of February 18, 2005).

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 19,017,352 shares (as of February 18, 2005).

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference from the issuer's Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission, or the Commission, not later than 120 days after the end of the fiscal year covered by this report.

                                TABLE OF CONTENTS


PART I.............................................................................................................2
     ITEM 1.    DESCRIPTION OF BUSINESS............................................................................2
     ITEM 2.    DESCRIPTION OF PROPERTY...........................................................................14
     ITEM 3.    LEGAL PROCEEDINGS.................................................................................14
     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................14
PART II...........................................................................................................14
     ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.............................................14
     ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........................................17
     ITEM 7.    FINANCIAL STATEMENTS..............................................................................33
     ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............54
     ITEM 8A.   CONTROLS AND PROCEDURES...........................................................................54
PART III..........................................................................................................55
     ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                THE EXCHANGE ACT..................................................................................55
     ITEM 10.   EXECUTIVE COMPENSATION............................................................................58
     ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS....59
     ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................62
     ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................64
     ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES............................................................64
     SIGNATURES...................................................................................................65
EXHIBIT INDEX.....................................................................................................66

                                    PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

      On or about January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations, or NorStar, consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation, or GEG Nevada; (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of GEG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc., or the Company. As a result of the exchange, GEG Nevada became a subsidiary of the Company, and the former stockholders of GEG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of GEG Nevada became the controlling members of the board of directors and management of the combined companies. Since GEG Nevada was the only operating company in the exchange and the former stockholders of GEG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a "reverse acquisition" and, effectively, as a recapitalization, in which GEG Nevada was the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a "reverse acquisition," the consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, reflect the historical financial statements of GEG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 on their historical basis and the inclusion of the accounting acquiree's results of operations from that date.

      In this report, the references to "we," "us" or "our" relate to GEG Nevada prior to January 12, 2004 and to GEG, GEG Nevada and their other subsidiaries from that date forward.

SUMMARY OF BUSINESS

      Since 1995, we have been a leading supplier of government-regulated networked gaming technology. During this period, we have built a comprehensive networked gaming platform that has passed multiple government prescribed validations in Australia (Tasmania and Queensland), Republic of Vanuatu and Great Britain (Alderney and the Isle of Man). We originally designed and deployed our gaming platform in the Internet-based gaming market, as evidenced by our agreements with traditional land-based gaming operators and numerous Australia-based online operators. In 2000, our gaming platform went live with its first customer, www.wrestpointcasino.com in Tasmania, Australia and for points-play at GOCORP in Queensland, Australia. In 2002, we commenced live operations of www.clubfiore.com, an online gaming site offered by Action Online, Inc. through the Isle of Man. In 2002, we entered into an agreement with the Venetian Interactive, LLC for the purpose of developing and providing an Internet gaming site for the Venetian Hotel.

      In 2003, we commenced the expansion of our product line to include gaming systems and game content, ultimately for deployment in land-based casinos. Specifically, we have developed, or are currently developing, a proprietary central server gaming system and various games for the European gaming market including fixed-odds betting terminals (roulette), amusement with prizes machines (a suite of video poker games), and Section 16 roulette devices. The amusement with prizes gaming machines are stand-alone gaming machines that do not communicate with a server, while the fixed-odds betting terminals and the
Section 16 roulette machines are client-server devices. In addition, for the North American gaming market, we have developed, or licensed, electronic bingo games for the Class II gaming market (Class II games are simply bingo games, or games similar to bingo that can be in paper or electronic form; this market primarily consists of Native American casinos), video lottery terminals (video slots) for the racino market (racinos is the term used for horse and greyhound tracks that have implemented gaming at their facilities), and our electro-mechanical virtual ball blower which is a digital version of the ball draw used at bingo halls and for lotteries across the United States. We will continue to seek a formal strategic relationship with a major gaming equipment manufacturer principally for deployment of our central server gaming system. In the meantime, we have established a turnkey manufacturing relationship with a major Las Vegas, Nevada-based gaming machine supplier for products deployed in the future in North America, and will use one or more turnkey sources in the United Kingdom for gaming machines deployed in the future in Europe.

      In September 2004, we entered into a series of agreements with GEG Holdings, LLC, or GEG Holdings, an affiliate of Cantor Fitzgerald, L.P. GEG Holdings loaned us the sum of $750,000 in the form of debt financing during the period September 2004 through November 2004. Thereafter, on December 8, 2004, Cantor G&W (Nevada), L.P., or Cantor, and the Company entered into a series of definitive agreements to create a formal strategic partnership which provided Cantor with, among other things, an exclusive perpetual worldwide license to our Internet gaming software, and in return we will receive an additional $1,250,000 of senior secured debt financing in multiple tranches. The promissory note relating to the $750,000 loan of GEG Holdings was assigned to Cantor. As part of the transaction, Cantor received the right to acquire majority control of us through the exercise of various securities issued to them by the Company, as well as certain of our stockholders. To this end, Cantor was issued a series of stock purchase warrants which, upon full exercise by Cantor, would result in the Company receiving up to $6,800,000 of equity financing, exclusive of the aforementioned debt financing of $2,000,000. The executive officers and directors of the Company, and certain other third parties, have granted Cantor an option to purchase, collectively, up to 7,500,000 shares of common stock, or Option Shares, held by such parties. Through the exercise of the various stock purchase warrants and Option Shares, Cantor may obtain majority control of the Company.

      As part of the transaction with Cantor, we have been engaged to develop Cantor's online casino, which will be hosted in Alderney in the British Isles and is anticipated to go live in 2005. Upon its successful deployment, it is anticipated that we will develop additional online gaming sites for white-label clients of Cantor as well as the Company. In each instance, we will receive development fees and recurring royalties.

      In sum our current business strategy involves:

      o Further development and finalization of the Cantor online gaming casino, including integration with Cantor's wireless hardware; future development of Internet gaming sites for white-label clients of Cantor and the Company

      o Continued development of our central server gaming system and game content and certification by independent gaming laboratories

      o Partnering with a major gaming equipment manufacturer for land-based gaming applications of our central server gaming platform

      o Further development of distribution partners for deployment of our suite of proprietary games in North America and European gaming markets

      o Application of our products for emerging broadband technologies, including digital TV, mobile phone and WAP architectures.

      Developed using the JAVA technology of Sun Microsystems, Inc., our central server gaming system platform can be deployed on virtually any operating system and hardware combination. The server software consists of administration applications and gaming servers and can be run on any operating system, including Microsoft Windows 95/98/2000/XP/NT and Sun Solaris. We are able to create central server gaming by connecting a range of gaming machines and games developed either by third parties or us.

EMERGENCE OF GAMING SYSTEMS AND TECHNOLOGY

      Twenty-five years ago, a majority of all gaming revenue in the United States was derived from traditional table games such as blackjack, craps and baccarat. Today, a majority of all gaming revenue in the United States is generated from gaming machines. The shift from traditional table games to gaming machines has occurred in the gaming markets outside the United States as well. Further, the proportion of total revenue originating from gaming machines is expected to continue to increase as a result of the higher margins produced by gaming machines when compared with increasing labor costs associated with the operation of table games and the ability to establish a fixed return on gaming devices.

      Historically, the dominant architecture of gaming machines within traditional gaming venues has been stand-alone devices, where these devices are generally connected to the gaming property's monitoring system and may be connected to wide area progressive jackpot controllers. With the continued growth in gaming, especially in networked gaming, and the increased reliance on technology to deliver a superior gaming experience to patrons, substantial growth is occurring in networked gaming systems. To this end, the Gaming Standards Association has standardized the Ethernet and TCP/IP protocols for the networking of gaming machines. Our technology is compliant with these standards.

      From a land-based perspective, we are focused on technology that enables the inter-connectivity of individual gaming machines intra-casino and inter-casino as well as in the evolving racino market. Racinos are commonly defined as horse racetracks with gaming machines on site. Many of the major gaming equipment manufacturers have made it known that they intend to introduce server-based downloadable gaming systems/machines into the marketplace. We will continue to focus on partnering with a major gaming equipment provider, although there can be no assurance that we will be successful in creating an alliance.

      Our central server gaming system platform will network individual gaming machines, include strong encryption and security and supply an existing and continuously updated portfolio of games. To date, our technology has been deployed in gaming consoles and kiosks and has been installed in slot machines, in a test environment, for facilitation of Intranet based gaming. Once networked through our software, a casino, or racino, will be able to download games on demand, upgrade games centrally, lower long-term deployment and reduce administrative costs. For example, instead of replacing gaming machines every three years or so due to poor performance or malfunction, the gaming property can make specific games available to patrons and ensure that the highest revenue producing games are being offered at all times as well as, among other things, change denominations based on market conditions (e.g., $0.25/game during the day and $1.00/game at night). Further, the administration tools offered to casino operators should decrease operational costs meaningfully.

      Benefits of Central Server Gaming

      The implementation of a central server gaming system platform offers immediate and long-term strategic advantages to both the gaming property and its patrons, including:

      o Virtually Unlimited Number of Games. Since the gaming property has the ability to make hundreds of games available to the patron at any time, the gaming property can react quickly to rapid turnover of games that is demanded by today's patrons and to seasonal events or special occasions. In addition to changing the layout or theme of the game, the gaming property can change the premise of the game offered from traditional video slots to games of skill, tournaments, arcade-style games, knowledge-based games, number games (bingo, lottery and keno) and race and sports-book events.

      o Centralized Monitoring and Maintenance of Games. Through the networking of gaming machines, the gaming property can track the performance and status of each terminal, calculate operating results without resorting to the traditional cash-fill approximation method, review player accounts in a secure, monitored and auditable manner and upgrade gaming software to all gaming machines simultaneously.

      o Development of Loyalty Programs. Through the issuance of player cards, or PINs, to patrons and installing the appropriate card readers and software, the gaming property can develop a loyalty program that can be tracked through the central server gaming system platform and that can be tailored for the particular patron. For instance, once a player has registered at a terminal, the menus on the gaming machine can be changed to the patron's preferences related to game parameters, such as game type, layout, denominations, language, currency.

      o Cashless Gaming. Since our central server gaming system platform will monitor every cash event and single game play, the gaming property will be able to implement account-based cashless gaming. Through the deposit of funds by or the issuance of credit to a patron, the gaming property can then permit the patron to access these funds once registered at a gaming machine.

      o Local Progressives. The gaming property can cluster machines and provide patrons with a local progressive with contribution, trigger and payout rules that can be set and administered centrally with regulatory restrictions. The promotion can occur by broadcasting to traditional fixed signage and/or large television or plasma screens mounted throughout the gaming property.

      o Wide Area Progressives. In addition to a single local progressive, the gaming property can connect multiple local progressives to create a wide area progressive jackpot. Moreover, multiple gaming properties may choose to join together in creating their own wide area progressive. These progressives can potentially be offered across a range of different games, rather than the traditional model of specific progressives for each manufacturer's game.

      o Player Interactivity. Our central server gaming system platform can permit each player to potentially interact with the operator and other players. This feature is useful for marketing promotions, multi-player games and tournament play. In addition, the gaming property can enhance the gaming experience by providing, for example, video-on-demand, music-on-demand, games-on-demand and Internet browsers to players that would encourage them to spend more time at the gaming property. Further, if multiple gaming properties are linked through our central server gaming system platform, patrons at the different properties would be able to interact and communicate with each other. This feature can reinforce cross-casino/club marketing, promotions and tournament play.

      o Third Party Game Development. The interface to the central server gaming system platform can be made available for third parties to develop and deliver new content.

CENTRAL SERVER GAMING PLATFORM OF GAMING & ENTERTAINMENT GROUP, INC.

      Our central server gaming system platform has an open, well-defined and well-documented application program interface, or API, for game and content development, including base game engines for 3-reel slots, 5-reel slots, video poker, card games, multiplayer bingo, keno, lottery, and progressives. Unlike basic "Game Development Kits" offered by some suppliers, our approach is to allow selected parties to access the full range of development API's, comprising 5,000 class files plus documentation to allow quick and accurate code development. This approach allows the development of games with the same "look and feel" as the existing games, and provides existing functionality such as player messages, account management, and integration with casino databases and reports.

      The main factor that influences the purchase of gaming systems is a player's acceptance of the games. There is a constant demand for new game titles, only a limited number of which will prove to be long-term "winners." Interestingly, the most successful games that have been distributed by industry leaders were oftentimes designed by outside developers. This is an important strategy that we will continue to utilize and pursue, along with further development of in-house game development staff, having already established partner relationships with a number of external game developers.

      In marketing our central server gaming system platform, our strategy is to take advantage of our size and responsiveness and mitigate risk and unnecessary fixed overhead through the following measures:

      o Identification of technological niches in an otherwise established market

      o Location of suitable partners, either of similar size or larger, where licensing opportunities exist

      o     Development of a portfolio of products and commercial opportunities

      o Development of products for specific market sectors while ensuring economies of scale through re-engineering previously built systems

      o Outsourcing manufacturing of all gaming devices to established turnkey providers

      o Utilization of existing distribution networks, including those of our strategic partners as well as experienced third party groups

      Our central server gaming system platform consists of five key components that are integrated through the use of modules. The key components of our central server gaming system platform are:

      o     Server Platform

      o     Gaming Machines

      o     Progressives

      o     Casino Administration Center

      o     Casino Management Application

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

      Through our software, the Casino Administration Center provides authorized casino managers the ability to monitor and report casino activity, control game libraries and enable progressive jackpots. Our central server gaming system platform can be integrated with industry-standard casino management applications for seamless analysis and aggregated reporting with the gaming property's current environment.

                               [GRAPHIC OMITTED]

      In terms of integrating the key components of our central server gaming system platform with the gaming architecture of an existing gaming property, we use various modules and interfaces that are designed to provide our central server gaming system platform with the ability to interface with a variety of slot accounting systems, games, gaming consoles and gaming machines. These modules and interfaces include:

      o Third Party SAS Interface. This module will serve as a translator between any number of slot accounting systems, or SAS's, using their respective protocols, and our central server. In order to use a third party SAS, we will add a module that can convert data back and forth between the gaming property's SAS and our central server. If the third party SAS has low-latency requirements that are unattainable with the response times of our central server, we will require the use of a high-speed SAS cache.

      o Hardware Interface Protocol. Through our hardware interface protocol, we will be able to encapsulate a gaming property's gaming consoles behind a pre-defined interface. Since the programming for our hardware interface protocol will not require knowledge of the underlying hardware implementation, we can permit third party manufacturers to apply their hardware and match their games to our central server gaming system platform.

      o Game Support Module, or GSM. Our GSM acts as an interface for games written in one of a number of selected languages. As a result, games written in C++, Visual Basic, or any other language will be able to communicate with our central server and make use of platform specific features, such as fast 3D graphics.

      o Cache and Cache Synchronization System. For stand-alone machines that make use of our SAS without permanently being connected via a local area network, a cache system will be used to receive all transaction information from the gaming console. Depending on implementation, there may be one cache internal to each gaming console, or an external box to which a cluster of consoles all connect. Periodically, our SAS will connect to each cache and download any new information to update its accounting records and player statistics information.

      o Event Redirector. Through this module, we can control the automatic switching between a stand-alone machine configuration (with game-logic internal to the machine) and a client-server configuration (where the game logic is on a server external to the console) by reference to installation parameters.

GAMING AND WAGERING SOLUTIONS

      In addition to our central server gaming system platform, we have developed the software electro-mechanical ball blower, or virtual ball blower, for use in traditional and spinning-reel bingo games, as well as Keno games, as an alternative to a traditional mechanical ball blower. Our virtual ball blower provides a software simulation of a collection of numbered balls contained within a virtual glass chamber whereby a virtual air stream at the base of the chamber pushes the numbered balls around chaotically within the glass chamber. The physics of the interaction of the numbered balls with the virtual air stream and with each other permits the numbered balls to be drawn one at a time, in a random order. We designed the virtual ball blower to comply with National Indian Gaming Association Class II gaming regulations. In addition, we have developed and licensed several electronic bingo games for use with our virtual ball blower.

      We have also designed and developed interactive gaming and wagering solutions for Baccarat, Bingo, Blackjack (including a multi-player version), Craps, Keno, Pai Gow, Punto Banco, Roulette (including American, European and French versions), Sic Bo, Sports-Book, Video Poker and a range of 3-reel and 5-reel, multi-line slot machines. Our games may be run on a range of gaming machines, in regulated online casinos or via other distribution means and are designed to be customizable in terms of design, layout and configuration.

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

      The Native American gaming market is a substantial, but highly fragmented, segment of the overall gaming industry in the United States. There are more than 500 federally recognized Native American tribes in the United States that operate over 300 gaming facilities in a majority of the states, with most tribes operating only one facility. These Class II and Class III facilities house more than 100,000 Class II and Class III player stations of all kinds.

      Class II Indian casino gaming is the fastest growing gaming market in the world. According to the National Indian Gaming Association, total wagering in Class II and Class III Native American facilities in 2004 was estimated at more than $14 billion. This number is expected to increase as many states have, or will be, negotiating new gaming compacts, or contracts, to permit expansion and/or introducing certain new types of gaming within their respective states. State governments seek to capture new and additional gaming tax revenue to offset mounting state budgetary deficits. Californian Native American tribes alone generated more than $5 billion in revenue in 2004.

      Electronic bingo games have been installed in increasing numbers at gaming facilities because they generally produce greater revenues and profits than paper bingo on a per square foot basis. Technological innovations have increased the speed of play and have helped to drive increased wagering in the Class II gaming market. We believe that these technological innovations have also changed the demographic of end-users in this market to a younger and more affluent group than those that predominantly participated in paper bingo. In this regard, we believe our virtual ball blower will accelerate the rate at which electronic bingo games can be played, a key objective of players and operators alike.

      United Kingdom Market

      The gaming market in the United Kingdom is quite large but clearly in a state of flux. For the past several years, experts and gaming analysts were convinced that the U.K. gaming market would be de-regulated and be modeled similar to the Nevada gaming market, both in terms of regulation and the breadth of gaming offered at casinos and other land-based facilities. While this may occur someday, it will likely be several years from now and expansion will likely be undertaken at a slow rate. Conversely, the wireless and Internet gaming market in the U.K. is growing at a significant rate.

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

TARGET MARKET STRATEGIC INITIATIVES

Internet/Wireless Gaming

      On December 8, 2004, we entered into definitive agreements with Cantor G&W (Nevada), L.P., or Cantor, which included, among other things, the exclusive license, or License, of our Internet gaming software. In conjunction with the License, we currently receive a monthly fee for the development of the Cantor Casino. In addition, we will receive a portion of the net win realized by the Cantor Casino following repayment of certain expenses associated therewith. The Cantor Casino, which is anticipated to go live later in 2005, will be hosted in Alderney, a highly regulated Internet gaming jurisdiction. It is anticipated that parties utilizing the Cantor Casino will ultimately be able to do so via the Internet as well as with certain wireless devices. The Cantor Casino will not permit U.S. bets.

      Beyond the Cantor Casino, it is anticipated that we will develop additional "white-label" Internet gaming sites, each of which will prohibit U.S. bets, on behalf of Cantor clients as well third parties introduced by us. Similarly, we will receive a development fee and a portion of the net win realized by such "white-label" sites following repayment of certain cash outlays associated with such sites.

      Previously, we completed the following Internet gaming projects:

      o Star City Casino - TABCORP, Melbourne, Australia: TABCORP is Australia's largest publicly traded gaming company. In 2000, after an extensive worldwide due-diligence process, we were chosen by TABCORP to develop its online gaming products. We developed the entire online Star-City Casino; however, the website was not activated due to the government imposed moratorium in Australia.

      o WrestPoint Casino - The Federal Group, Tasmania, Australia: The Federal Group / Australian National Hotels were the first operators of a land-based casino in Australia, and currently operate two casinos in Tasmania. We developed an online casino, www.wrestpointcasino.com, the first state-government regulated online casino in Australia. The site featured ten casino games. We developed all aspects of the site including the game shell, all aesthetic features of the games and the backend system.

      o Aussie Nugget Casino - GOCORP, Queensland, Australia: In 2000, we signed a platform license and development agreement with GOCORP, an Australian-based Internet casino company. GOCORP was a publicly listed Australian online gaming company that was purchased by Lasseters. GOCORP was issued the sole Queensland license for online gaming. We developed all aspects of the Aussie Nugget online casino, including a 3D-rendered themed casino web site, with audio, and Australian themed casino games and interface. Following an extensive development phase, our online platform was successfully validated and approved for gaming by BMM International.

      o Action Online Entertainment - Club Fiore.com: The Internet gaming site of Action Online Entertainment, www.clubfiore.com, is our most recently completed large-scale online gaming project. The site was in development for approximately twelve months, and we completed a successful validation of its Internet Casino Gaming System Version
            2.05 under the Isle of Man technical / player protection regulations in the first half of 2002. Through the Club Fiore.com project, we:

            - Developed the entire Club Fiore.com gaming site, including branding, logos, all audio and sound work with over 20 casino games;

            - Provided multi-stage delivery, featuring three `go-live' dates over a six-month period;

            - Developed a macromedia flash dynamic menu to interface with our software;

            - Developed more than ten all new three and five reel (up to 20 line) slot machines; and

            - Completed several new games and re-themed and updated existing games.

      o The Venetian Resort o Hotel o Casino: In June 2002, following an extensive pre-sales evaluation phase, we signed an agreement with Venetian Interactive, LLC to develop an Internet casino and website. The contract with Venetian Interactive provides that we will receive a development fee, maintenance fee and ongoing royalties when the site is live.

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

Land-Based Gaming

      We intend to market our products, systems and services in North America through our internal business development staff and by utilizing other experienced third parties with significant relationships in the gaming markets we enter, including Cantor. In the United Kingdom and Europe, we have established a strategic partnership with Electrocoin to manufacture and distribute games we have co-developed into the arcade market. We will continue to seek additional distribution and manufacturing partners to deploy our gaming systems and game content (Amusement with prize games consisting of poker, etc.
Section 16 Roulette, bingo games) into bingo halls, licensed betting shops, etc, and have established a business development presence in London with two staff members top further this initiative. We also promote our products, systems and services to the marketplace through press releases, media announcements, articles, gaming events, exhibitions at trade shows (e.g., NIGA, CNIGA, Bingoworld, Canadian Gaming Summit and Exhibition, Global Gaming Expo, International Casino Exhibition, etc.), and participation as speakers and chairs at gaming shows and conferences whenever possible.

      United States - Native American Gaming

      Our strategy for developing a portfolio of games is to work with a number of in-house and exclusive external game developers. These individuals have experience and expertise in designing games for the Native American gaming environment and have significant relationships therein. Each has provided detailed written specifications and sample graphics, from which our content development team has built working prototypes, to be followed by marketable products. Once a customer has installed our central server gaming system platform, new games can be added to the network and older games removed by the operator, without requiring any changes to the hardware. In 2005, we will submit our central server gaming platform, virtual ball blower and initial electronic bingo games for testing and lab certification and hope to deploy gaming machines at casinos in the second half of this year.

      United Kingdom

      The United Kingdom market offers significant opportunities for us. Following our extensive analysis of the United Kingdom gaming market, we have:

      o Established a strategic alliance with Electrocoin, one of the leading developers, manufacturers and distributors of amusement with prizes devices in Europe to co-develop games for introduction into the European market; and

      o Deployed two staff members in the United Kingdom on a full-time basis for business development. To this end, we intend to focus on forging relationships with large gaming machine distributors as well as major arcade, licensed betting shop and bingo hall operators to assist us in deploying gaming devices, including Amusement With Prize machines (video poker and otherwise), Section 16 roulette games, virtual horse racing games, etc.

COMPETITION

      We view our competition in terms of companies that provide products to the Internet gaming industry as well as land-based casinos in North America and Europe. Nearly all of these companies have significantly longer operating histories, name recognition, customer bases and financial, technical and marketing resources.

MANUFACTURING AND ASSEMBLY

      As part of our business strategy, we have elected to out-source the manufacturing and assembly of all of our gaming machines to third party manufacturers. For North America, we intend to have all gaming machines manufactured by Cole Industries, Las Vegas, Nevada, on a turnkey basis. In Europe, we currently anticipate utilizing Electrocoin for all of our manufacturing needs as well as some distribution.

RESEARCH AND DEVELOPMENT

      We have a knowledge base of all aspects of network software development and industry-experienced professionals at all levels, including Java programmers, JavaScript specialists, game designers, graphic designers, 3D modelers, mathematicians and web developers. The majority of our software research and development operations are currently located in our North Sydney, Australia office, while our hardware research and development operations are located in our Las Vegas, Nevada office.

INTELLECTUAL PROPERTY

      Since our inception, we have focused exclusively on gaming and building products for reputable organizations in the gaming industry. Unless specifically agreed otherwise, the games and gaming systems we develop are owned by us and licensed to the client. Where a game contains specific images relating to the client, we may not resell the game without the client's permission, and where a game has been specifically commissioned by the client on an exclusive basis, we typically agree to a limited period of time during which the game remains exclusive to the client. Standard enhancements are generally integrated with our central server gaming system platform and maintained as part of the base, unless otherwise agreed. Proprietary interfaces and custom developments are created and maintained for each specific client.

      We protect our intellectual property through the filing of patent and trademark applications for our key inventions and unique features in the various gaming markets in which we operate. On September 27, 2002 a patent application covering inventions relating to our virtual ball blower was filed with the United States Patent and Trademark Office. To date, the application is still under investigation by the United States Patent and Trademark Office and we expect to receive our first response shortly. We have also submitted a patent application for the virtual ball blower in Canada. We have licensed several Class II and Class III games from Vegas Games, Inc. for utilization in North America as elsewhere.

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

GAMING REGULATION

      We are subject to various laws and regulations that affect both our general commercial relationships as well as the products and services we provide in North America, Europe and elsewhere. Generally, we, along with our executive officers, directors and major stockholders, are required to become licensed in each jurisdiction in which we do business. The licensing process is quite intensive and time consuming, and while we foresee no problems with obtaining the aforementioned license, there can be no assurances that we, as well as each of our executive officers, directors and major stockholders will be found suitable in each jurisdiction in which we seek a gaming license.

EMPLOYEES

      As of March 1, 2005, we have seventeen full-time employees, twelve of which are engaged in software development, hardware development, graphical design, systems administration and quality assurance, with the remaining five employees engaged in sales and marketing, finance/accounting, and management. In terms of the geographic location of our employees, we have twelve employees in our North Sydney, Australia office, three employees in our Las Vegas, Nevada office, and two employees based in London.

      In addition to employees, we regularly retain the services of outside consultants on a variety of matters.

ITEM 2. DESCRIPTION OF PROPERTY.

      In 2004, we relocated our corporate offices to 6757 Spencer Street, Las Vegas, Nevada 89119. Our leased property consists of 7,200 square feet of office and warehouse space. Our lease is $10,400 per month, inclusive of common area maintenance charges, and the lease expires in November 2009. We currently sublease a portion of our premises to third party consultants of the Company.

      We also maintain an office in North Sydney, Australia, where we lease approximately 2,750 square feet at a monthly rate of $13,000 Australian dollars (approx. US$10,250). This lease is subject to an oral agreement that requires 6-months advance written notice prior to vacating the premises. Further, we are in the process of procuring office space in London, United Kingdom to advance our gaming initiatives in Europe.

ITEM 3. LEGAL PROCEEDINGS.

      We are not currently party to any legal proceedings or aware of any pending or threatened claims, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

      Our authorized capital stock consists of 150,000,000 shares of common stock, par value $.01 per share, 10,000,000 shares of preferred stock authorized, par value $10 per share of which 1,000,000 shares have been designated Class A preferred stock, and 1,000,000 shares have been designated Class B preferred stock. As of February 18, 2005, there were 19,017,352 shares of common stock issued and outstanding and no shares of Class A and Class B preferred stock issued and outstanding.

HIGH AND LOW BID PRICES OF OUR COMMON STOCK

      As of February 18, 2005, our common stock was held by approximately 410 stockholders of record. Our common stock is quoted and traded on the Over The Counter Bulletin Board under the trading symbol "GMEI". The following table sets forth the high and low closing sale prices of our common stock during the periods indicated:

        CALENDAR QUARTER ENDED                           LOW            HIGH
----------------------------------------------       ------------     ----------
March 31, 2003                                           $0.50          $1.74
June 30, 2003                                            $0.25          $1.49
September 30, 2003                                       $0.50          $1.99
December 31, 2003                                        $0.25          $0.99
March 31, 2004                                           $0.75          $1.75
June 30, 2004                                            $0.67          $1.30
September 30, 2004                                       $0.42          $0.90
December 31, 2004                                        $0.28          $0.60
March 31, 2005 (through February 18, 2005)               $0.35          $0.42
                                                     ------------     ----------

      The last reported sale price of our common stock on the Over The Counter Bulletin Board on February 18, 2005 was $0.35 per share. We are not aware of any public market for our options or warrants. The 2003 high and low bid prices reflect the legal acquirer in the January 2004 reorganization, or NorStar Group, Inc., and not the accounting acquirer, or the Company, adjusted for the 1-for
24.852732 reverse split.

EQUITY COMPENSATION PLAN INFORMATION

      2004 STOCK OPTION AND INCENTIVE PLAN

      The 2004 Stock Option and Incentive Plan, or the Plan, was adopted by our board on April 1, 2004 and approved by our stockholders on June 14, 2004. The Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options. Under the Plan, we can grant awards for the purchase of up to 3,500,000 shares of common stock in the aggregate, including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of February 18, 2005, we have options outstanding to purchase 2,195,964 shares of our common stock under the Plan.

      Our board of directors currently determines the persons to whom awards will be granted, the nature of the awards, the number of shares to be covered by each grant, the terms of the grant and with respect to options, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option. Later this year, we will form a compensation committee, comprised of a majority of non-employee directors that will oversee administration of the Plan.

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

RECENT SALES OF UNREGISTERED SECURITIES

      During the three years ended December 31, 2004, we made the following issuances of our common stock which were not registered under the Act:

      On October 10, 2003, we closed a private placement of units, or the 2003 Offering, consisting of up to 2,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock. In connection with the 2003 Offering, we sold 748,332 shares of common stock, and issued warrants to purchase an equal number of shares of common stock. We received gross proceeds totaling $598,750 and incurred transaction costs of $145,211 for net proceeds of $453,539. We also issued 371,833 shares to underwriters, selected dealers and finders in the 2003 Offering.


      The warrants issued in the 2003 Offering are freely transferable and entitle the owner to purchase shares of common stock at an exercise price of $1.50 through the close of business on October 10, 2005. A total of forty-nine investors purchased units in the 2003 Offering. We had reasonable grounds to believe forty-five were accredited investors and that the remaining four investors were sophisticated non-accredited investors as a result of (i) their business or financial experience, (ii) the business or financial experience of their professional advisors who were unaffiliated with and not compensated by the Company, any affiliate, or any underwriter or selected dealer of the Company either directly or indirectly, and/or (iii) their pre-existing business relationship with the Company or its officers, directors or controlling persons. In addition, each of the investors (a) had access to business and financial information concerning us, (b) represented that they were acquiring the securities for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws and (c) had such knowledge and experience in business and financial matters that they were able to evaluate the risks and merits of an investment in our common stock. The certificates evidencing the securities issued in the 2003 Offering contain a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. The issuance of these securities was made in reliance upon the exemptions from the registration requirements of the Act pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

      On May 31, 2004, we closed a private placement of units, or the 2004 Offering, consisting of up to 4,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock. In connection with the 2004 Offering, we sold 2,445,000 shares of common stock, and issued warrants to purchase an identical number of shares of common stock, or the 2004 Warrants. The 2004 Warrants are freely transferable and entitle the owner to purchase shares of common stock at an exercise price of $1.50 per share through the close of business on May 31, 2005.

      We received gross proceeds totaling $2,445,000 from the 2004 Offering and incurred transaction costs of $301,758 for net proceeds of $2,143,242. The 2004 Offering was sold to 37 investors, each of whom we had reasonable grounds to believe were accredited investors. Each of the investors (a) had access to business and financial information concerning us, (b) represented that they were acquiring the securities for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws and (c) had such knowledge and experience in business and financial matters that they were able to evaluate the risks and merits of an investment in our common stock. In addition, the certificates evidencing the shares and warrants issued in the 2004 Offering contain a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom.

      We also issued our underwriter and selected dealers' warrants to purchase an aggregate of 366,750 shares of common stock, or the Underwriter Warrants, in consideration for the placement of securities in the 2004 Offering. The Underwriter Warrants are exercisable at $1.50 per share commencing on May 31, 2005 and concluding on May 31, 2007. In addition, we issued 58,334 shares of common stock, and a warrant to purchase an equal number of shares of common stock at $1.50 per share, in exchange for gaming equipment valued at $58,334.

      As of March 1, 2005, we will be obligated to issue investors in the 2004 Offering a total of 563,250 shares of common stock as a result of our failure to file a registration statement to register the securities sold in the 2004 Offering by the prescribed date. We are obligated to register the 563,250 shares as well. The original issuance of shares of common stock and warrants to purchase shares of common stock in the 2004 Offering as well as the issuance of the aforementioned 563,250 were made in reliance upon the exemptions from securities registration provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

      In addition, in 2004 we issued 507,390 shares of our common stock, having a fair value of $485,315 to non-related third parties in consideration for strategic advisory services, investment banking services and software and hardware documentation. Each of these stock issuances provided for registration rights and were made in reliance upon the exemptions from registration provided by Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OVERVIEW

      On or about January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations, or NorStar, consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation, or GEG Nevada, a developer of Internet gaming software for use in regulated gaming markets, as well as central server gaming systems, game content and gaming devices for land-based gaming; (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of GEG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc., or GEG. As a result of the exchange, GEG Nevada became a subsidiary of GEG and the former stockholders of GEG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of GEG Nevada became the controlling members of the board of directors and management of the combined companies. Since GEG Nevada was the only operating company in the exchange and the former stockholders of GEG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a "reverse acquisition" and, effectively, as a recapitalization, in which GEG Nevada was treated as the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a "reverse acquisition," the accompanying consolidated financial statements reflect the historical financial statements of GEG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 at their historical basis and the inclusion of the accounting acquiree's results of operations from that date.

      In this report, the references to "we," "us" or "our" relate to GEG Nevada prior to January 12, 2004 and to GEG, GEG Nevada and their other subsidiaries from that date.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. The most sensitive estimates affecting our financial statements include, or will include in subsequent periods, future volatility used in valuing equity instruments, allowances for bad debts, depreciable lives of gaming equipment in service and other equipment, deferred revenues, accrued liabilities and deferred tax valuation allowances. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The most critical policies relate to revenue recognition. The following is a description of our revenues and our revenue recognition policies. The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain.

      Description of Revenues

      Through December 31, 2004, we have received our revenues from the development of prospective Internet gaming sites in regulated gaming markets outside of the United States, as well as maintenance and technical support contracts. On December 8, 2004, we entered into definitive agreements with Cantor G&W (Nevada), L.P., or Cantor, which included, among other things, the exclusive license of our Internet gaming software to them. In conjunction with this license, we currently receive a monthly development fee for the development of the Cantor Casino, which is anticipated to go live in 2005 and will not permit bets in the United States, and we will receive a portion of the net win realized by the Cantor Casino following repayment of certain expenses associated therewith. In addition, it is anticipated that we will develop additional "white-label" Internet gaming sites, each of which will prohibit bets in the United States, for clients of Cantor as well third parties introduced by us. Similar to the Cantor Casino, we will receive a development fee and a portion of the net win realized by such "white-label" sites.

      In addition, we are focused on the provision of our central server gaming system and suite of games in the land-based gaming market of Europe and the United States. Our business model for our land-based initiatives is primarily based upon recurring revenue to be derived from the placement of our products. Specifically, we anticipate offering our central server gaming system in the foregoing markets on a license basis, whereby we will receive a recurring license fee. Gaming machines will primarily be placed on a revenue sharing or participation basis with the Company anticipating realizing 15%-30% of the net win (i.e., coin inserted into a machine less the coin paid out) from the gaming machines, depending upon the market. Although not our specific focus, from time to time we anticipate selling our gaming machines. Alternatively, we anticipate occasionally deploying gaming machines on the basis of part cash payment and a lower revenue sharing percentage. We also anticipate generating revenues from maintenance and technical support services in connection with the placement of our central server gaming system and gaming machines. In all cases, we will outsource the manufacture of our gaming machines through turnkey third party manufacturing sources with which we have an alliance and utilize existing distribution channels.

      The placement of gaming equipment on a revenue sharing basis is capital intensive. In this regard, we will require a credit facility sufficient to finance the manufacture and deployment of our gaming machines placed on a revenue sharing basis, as well as the interim manufacturing period where gaming machines are placed on an outright sale basis. At this time, we do not have a credit facility.

      When we install our gaming machines on a revenue-sharing basis, there will generally be no cost to our casino clients, as we would share in the recurring revenues generated from the gaming machines. We would, however, retain ownership of the gaming machines and the central server gaming system throughout the term of the revenue-sharing and licensing agreements, respectively, and would maintain the right to refurbish and redeploy gaming machines returned to us either upon the expiration or early termination of the revenue-sharing agreements. We believe that by placing gaming machines on a revenue-sharing basis we could maximize the amount of placements of our products; however, there is no assurance that we will be successful in this effort given our current cash position, not having yet established a credit facility with a third-party financier, not having previously deployed products or provided services to gaming operators in the land-based gaming markets in which we anticipate entering, and the highly competitive nature of games on casino floors.

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

      We anticipate that our future revenues will be derived from our Cantor Internet gaming license as well as the placement of our central server gaming system and gaming machines on a revenue-sharing and sale basis and, to a lesser extent, from maintenance and technical support agreements. At this time, it is difficult to predict the breakdown of anticipated future revenues from each of the foregoing initiatives.

      Revenue Recognition

      Revenue from the development of Internet gaming sites in regulated gaming markets will generally be reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed.

      Revenues from the enhancement, maintenance and technical support of Internet gaming sites in regulated gaming markets are recognized as the services are performed or pro rata over the service period. When we receive a percentage of the gaming revenues generated by our client's Internet gaming sites, we will generally recognize such revenues upon receipt.

      Revenues from the placement of our gaming machines on a revenue-sharing basis, as well as the placement of our central server gaming system on a license basis, will be accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement. If we sell gaming machines outright, revenues will be recognized upon completion of installation and acceptance by the casino, provided collectibility is reasonably assured. We will negotiate our portion of the revenues generated under revenue-sharing contracts based upon the cost of the equipment installed, the location of a particular casino, and the estimated daily net win per gaming machine for each casino client.

      Impairment of Long Lived Assets

      Impairment losses on long-lived assets such as equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

      Valuation of Deferred Taxes

Deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax bases of assets and liabilities and for net operating loss carryforwards measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates the realizability of its net deferred tax assets and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

      Stock-Based Compensation

         In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", we have used the intrinsic value method and recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, we have not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. We have also made pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options granted to employees had been applied instead when such amounts differ materially from the historical amounts.

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

      Effect of Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends SFAS 123 and will be effective for public entities that file as small business issuers for interim or annual periods beginning after December 15, 2005. SFAS 123(R) will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this statement was issued. The adoption of SFAS 151 is not expected to have a material impact on our financial position and results of operations.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

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

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2004 AND 2003

      Revenues

      During the year ended December 31, 2004, we generated revenues from maintenance and development of Internet Gaming Sites and technical support services of $312,401, compared to revenues from services of $833,933, during the year ended December 31, 2003. The $521,532, or 62.5% decrease in revenues, which consists of a $224,100 decrease in services revenue and the absence of any revenues from product sales in the year ended December 31, 2004 compared to product sales revenues of $297,432 in the year ended December 31, 2003, was due primarily to our transition from solely focusing on the sale and marketing of online gaming systems in regulated gaming markets to the development of land-based gaming systems and a suite of electronic bingo, keno, instant lottery, video poker and roulette games using our central server gaming system platform. We anticipate a slight increase in revenue during the first quarter of 2005 from Internet gaming contracts as we complete the development of our land-based gaming products. We anticipate deploying gaming machines in the United Kingdom on a revenue sharing and sale basis in the second quarter of 2005.

      Cost of Revenues

      During the year ended December 31, 2004, our cost of revenues was $305,343, as compared to $486,155 during the year ended December 31, 2003. During the year ended December 31, 2003, our costs of revenues consisted of $243,590 attributable to services and $242,565 attributable to product sales. The $180,812 decrease in the cost of revenues was directly attributable to decreased revenues in connection with the development of Internet gaming sites, as compared to the same period in 2003. Further, 2003 product sales related to higher margin hardware sales. We do, however, anticipate that our revenues, in future periods, will escalate due to increased Internet gaming activity as well as deployment of our land-based gaming products and services. Cost of revenues will increase as well but our operating margins should improve as we commercialize several new products.

      In terms of gross margin, we realized a gross margin of $7,058 during the year ended December 31, 2004, compared to a gross margin of $347,778 during the year ended December 31, 2003. The $340,720, or 98.0% decrease in gross margin related to the lack of higher margin hardware sales.

      Operating Expenses

      For the year ended December 31, 2004, we incurred total operating expenses of $3,157,693, compared to $2,354,417 for the year ended December 31, 2003, an increase of $803,276, or 34.1%. The increase in total operating expenses related primarily to a $144,090 increase in research and development expenses and a $1,190,841 increase in selling, general and administrative expenses.

      During the year ended December 31, 2004, we incurred research and development expenses of $712,467, compared to $568,377 during the year ended December 31, 2003, an increase of $144,090, or 25.4%. The increase in our research and development expenses was due primarily to the additional resources spent towards developing our central server gaming system platform and related games and other products for deployment in land-based casinos. Research and development expenses to obtain the necessary certifications and approvals for each of the foregoing cannot be quantified at this time given the nature of this process. There are always risks and uncertainties associated with the development, certification and commercialization of new products or services. The Company anticipates making its initial deployment of products into land-based gaming markets in the next several months. While this is new territory for the Company, it has previously been through the development and lab certification process on a number of occasions with respect to its Internet gaming platform. The Company anticipates that, as with the Internet gaming platform submissions, it will be successful in obtaining certification from the gaming labs on its various hardware and software products. To reduce the risk associated with its initial entry into the land-based gaming market, the Company is utilizing well established third party turnkey manufacturing sources for its gaming devices and will utilize industry veterans for the installation and ongoing maintenance of the gaming machines.

         During the year ended December 31, 2004, we incurred selling, general and administrative expenses of $2,445,226, compared to $1,254,385 during the year ended December 31, 2003, an increase of $1,190,841, or 94.9%. The increase in our selling, general and administrative expenses was due primarily to travel, road shows for our private placement earlier this year, retention of professionals, including gaming, intellectual property and other outside counsel, our exhibition at five industry shows and conventions, salaries related to new employees, and non cash compensation expense of $660,403 relating to shares, options and warrants issued to consultants in consideration of strategic services. Included in these non cash compensation costs are $485,315 of expenses relating to the fair value of shares of restricted common stock issued to consultants in consideration for strategic advisory, investment banking, research and hardware and software documentation services during the year ended December 31, 2004. The Company does not expect to incur similar charges in the future and, accordingly, we anticipate that our selling, general and administrative expenses will be somewhat lower in the near-term as compared to prior periods, while increasing over the mid- to long-term as we expand our staff to handle future proposed development projects.


      Prior to 2003, the Company entered into an agreement and plan of merger with Innovative Gaming Corporation of America ("IGCA"). Pursuant to the agreement, the Company advanced $374,970 to IGCA as a bridge loan. The agreement and plan of merger was subsequently unilaterally terminated by IGCA due to its decision to pursue other alternative financing and merger alternatives. During the year ended December 31, 2003, the Company deemed the note receivable uncollectible and wrote-off the outstanding note receivable balance of $508,627, which included a promissory note assigned by a member of management to the Company (see Note 7 to consolidated financial statements).

      Other Income (Expense)

      For the year ended December 31, 2004, other expense was $55,551, compared to other income of $5,347 for the year ended December 31, 2003, an increase of other expenses of $60,898. The increase is related primarily to $62,515 of interest expense, incurred in connection with the issuance of the senior secured note payable and $18,865 amortization of debt discount.

      Net Loss


      For the year ended December 31, 2004, we experienced a net loss of $3,206,186, compared to a net loss of $2,001,292 for the year ended December 31, 2003, an increased loss of $1,204,894. The increase in net loss was due to a $521,532 decrease in revenues, a $803,276 increase in operating expenses, and a $60,898 increase in other expenses, offset, in part, by a $180,812 decrease in costs of revenues and a $508,627 decrease in charges for the write-offs of a loan and a note receivable. As previously noted, the increased loss and trends related to our revenues and operating expenses relate directly to our transition from the marketing and placement of online gaming systems to the development of land-based gaming systems and products using our central server gaming system platform. As our research and development projects are completed, and commercialization of the products relating thereto occurs, we anticipate that our revenues and financial results will improve considerably.


LIQUIDITY AND CAPITAL RESOURCES

      Overview


         As of December 31, 2004, we had cash of $594,024, accounts receivable of $182,710 and total liabilities of $614,506, of which $547,876 are current liabilities. Accordingly, as of December 31, 2004, we had working capital of $228,858 and a stockholders' deficiency of $54,531. During the year ended December 31, 2004, cash on hand increased $507,709, from $86,315 to $594,024. The increase in cash reflected $3,227,644 of net cash provided by financing activities, offset by $2,530,387 of net cash used in operating activities, $114,967 of net cash used in investing activities and the $74,581 effect of exchange rate changes on cash.


         Operating activities used net cash of $2,530,387 during the year ended December 31, 2004, whereas operating activities used net cash of $986,975 during the year ended December 31, 2003. The net cash used in operating activities during the year ended December 31, 2004 related primarily to our net loss of $3,206,186, an increase in accounts receivable of $172,645, an increase in accounts payable of $102,298, a decrease in accrued expenses of $31,252, a decrease in accrued compensation - officers of $59,090, and an increase in foreign taxes payable of $19,500, offset, in part, by non-cash costs of investment banking, strategic advisory, research, and hardware and software documentation services of $660,403 paid through the issuance of restricted shares of common stock with a fair value of $485,315 and the issuance of options and warrants with a fair value of $175,088. Issuances of equity securities as payments for services and compensation result in non-cash charges to expense. During the year ended December 31, 2003, our operating activities used net cash of $986,975, reflecting our net loss of $2,001,292, offset, in part, by non cash charges of $595,042, a decrease in accounts receivable of $323,358, and an increase in accrued expenses of $257,665.

      Investing activities used $114,967 during the year ended December 31, 2004, compared to $3,011 used during the year ended December 31, 2003. The increased use of cash in investing activities reflects the costs related to the build-out and relocation of our principal offices to Las Vegas, Nevada as well as the purchase of gaming machines for research and development purposes.

      Our financing activities provided net cash of $3,227,644 during the year ended December 31, 2004, compared to $756,368 during the year ended December 31, 2003. The net cash provided by our financing activities during the year ended December 31, 2004 reflects $2,143,242 in net proceeds from the sale of 2,445,000 shares of common stock in a private placement, $42,852 from stockholder loans, $1,500,000 from the issuance of a senior secured note and warrants, offset by $458,450 used to repay stockholder loans. The net cash provided by our financing activities during the year ended December 31, 2003 reflects $453,539 in net proceeds from the sale of 748,300 shares of common stock at $0.75 per share in a private placement and $302,829 from stockholder loans.

      Outlook

         We incurred losses of $3,206,186 and $2,001,292 and negative net cash flows from operating activities of $2,530,387 and $986,975 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, we had an accumulated deficiency of $6,692,840. These conditions raise substantial doubt about our ability to continue as a going concern.

      We anticipate that for the twelve month period ending December 31, 2005, we will need a minimum of $2,500,000 for ongoing research and development of our land-based gaming systems and game content, finalization of the Cantor Casino, commencement of the development of the next generation Internet gaming system, gaming lab certification of our products, gaming licensing, advertising and marketing and the manufacture of gaming machines to be deployed on a recurring revenue basis in Europe and North America.

      Until we generate sufficient cash from our operations, we will need to rely upon private and institutional sources of debt and equity financing. Based on presently known plans, we believe that we will be able to fund our operations and required expenditures through the third quarter of 2005 through cash on hand and cash proceeds from the anticipated loan fundings by Cantor. We will require additional cash, either through the exercise of warrants by Cantor, or from third party sources. Alternatively, we will be forced to seek cash from other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations to profitability and beyond.

                                  RISK FACTORS

      We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations. If that occurs, the trading price of our common stock could further decline.

               RISKS RELATED TO GAMING & ENTERTAINMENT GROUP, INC.

      We have a history of significant operating losses, anticipate continued operating losses and we may be unable to achieve profitability.


      We have a history of significant operating losses. For the years ended December 31, 2004 and 2003, we have incurred operating losses of $3,206,186 and $2,001,292 respectively, and our operations have used $2,530,387 and $986,975 of cash, respectively. As of December 31, 2004 we had an accumulated deficit of $6,692,840 and stockholders' deficiency of $54,531. We anticipate realizing operating losses for the foreseeable future given the costs and expenses associated with brand development, marketing and other promotional activities, the continued development, upgrading and maintenance of our software technologies, further commercialization of our software technologies including licensing arrangements and development of strategic business relationships with large companies in the land-based gaming sector.


      Our ability to continue as a going concern and achieve profitability will depend upon a number of factors, including, among other things, market acceptance of our products, reliability of our products and services, customer support and satisfaction, sufficient capital to fund ongoing research and development and adequate capital to expand our business. There can be no assurance that any of the foregoing will be accomplished or that we will achieve profitability on an ongoing basis. In addition, we are subject to risks such as uncertainty of revenues, markets, profitability and the need for additional funding. All of these factors could have a material adverse effect on our business, financial condition and results of operations.

      Our capitalization is limited and we may need additional funds.

      A limiting factor on our growth, including our ability to penetrate new markets, attract new customers and deliver new products in a timely matter, is our limited capitalization compared to other companies in the gaming industry. We believe that currently available capital resources from Cantor will be adequate to fund our operations and business objectives through 2005, however, there can be no assurance that Cantor will exercise various warrants held by it and provide additional funding beyond the $2,000,000 of debt financing. We will require additional financing for working capital purposes as well as additional debt financing for gaming machines to be placed on a revenue sharing basis in the future. There can be no assurance, however, that such financing will be available to us, and if so on reasonable terms. As a result, our business, financial condition and results of operations may suffer.

      There are significant uncertainties as to our proposed entrance into the land-based gaming markets.

      Historically, we have been involved in the development and provision of government accredited and gaming laboratory certified online gaming systems. We will continue to provide these products and services in the future, but anticipate focusing on the following new products as well:

      o Our central server gaming platform with applications in all major gaming markets

      o Amusement with prizes machines (video poker), fixed-odds betting terminals and Section 16 roulette machines to arcades, licensed betting shops and other gaming establishments across Europe

      o Our electronic bingo, video poker and video lottery terminals to the North American gaming market

      As in any rapidly evolving industry, product demand and market acceptance are subject to considerable uncertainty. While management believes each of the aforementioned markets offers significant opportunities to us, no assurance can be made that we will be successful in deploying any products or the accompanying services into each, or any, of such markets. Additionally, the Company, as well as its key personnel, will have to apply for and obtain all requisite government licenses, registrations, findings of suitability, permits and approvals necessary for us to operate in these gaming markets.

      We face stiff competition from companies in the Internet and land-based gaming sector that have substantially greater capital, research and development, manufacturing and marketing resources than we possess.

      While we have a formidable partner in Cantor with respect to our Internet gaming initiatives. Cryptologic, Boss Media AB and Wagerworks, among others, have similar product offerings and significant market penetration. Additionally, while we believe that we are a pioneer in the emerging central server gaming market for land-based casinos, and that there are very few companies that offer the broad applications of our platform, potential competitors consist in the form of all major gaming machine and providers of software technology products to the gaming industry, including, but not limited to, International Game Technology, Aristocrat Leisure, Williams Industries, Alliance Gaming, Multimedia Games, GTECH, Scientific Games, Progressive Gaming International and Cyberview. In terms of central server gaming, the intensely competitive gaming machine industry has seen a number of these companies recently announce the pending introduction of central server gaming platforms, as well as the introduction of strategic alliances, licenses or the acquisition of central server gaming platforms from third parties. This will likely continue as most gaming experts believe central server gaming will be widely utilized in 2006 and beyond. Further, our competitors may be able to develop technologies more effectively, have significantly more game content than us, may be able to license their technologies on more favorable terms, and may be able to adopt more aggressive pricing or licensing policies than us. Each of these companies has longer operating histories, greater brand name recognition, larger customer bases and significantly greater financial, technical and marketing resources. In the event we do not partner with a major gaming equipment manufacturer regarding our central server gaming platform, our business, operating results and financial condition may be adversely affected.

      Our inability to grow and to successfully manage growth may harm our business.

      To achieve our projected revenues and other targeted operating results, we will be required to expand our systems, procedures, controls and employee base. We do not, however, anticipate expansion of our facilities given our existing office space in Las Vegas, Nevada, and North Sydney, Australia. The success of the expansion plans will depend in part upon our ability to continue to attract, retain and motivate key personnel. Failure to make the required expansions and upgrades could have a material adverse effect on our business, financial condition, results of operations and corporate relationships. Our results of operations will also be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion and there can be no assurance that any expansion will be profitable or will not further adversely affect our results of operations.

      Our success depends on our ability to prevent others from infringing on our technologies.

      Our success is heavily dependent upon proprietary technology. To protect our proprietary technology, we rely principally upon copyright and trade secret protection. All proprietary information that can be copyrighted is marked as such. All employees and consultants are required to execute confidentiality agreements with us. There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation or independent third-party development of our technology. Further, the laws of certain countries in which we anticipate licensing our technologies and products do not protect software and intellectual property rights to the same extent as the laws of the United States. We generally do not include in our software any mechanism to prevent or inhibit unauthorized use, but we generally require the execution of an agreement that restricts unauthorized copying and use of our products. If unauthorized copying or misuse of our products were to occur, our business and results of operations could be materially adversely affected.

      While the disclosure and use of our proprietary technology, know-how and trade secrets are generally controlled under agreements with the parties involved, there can be no assurance that all confidentiality agreements will be honored, that others will not independently develop similar or superior technology, that disputes will not arise concerning the ownership of intellectual property, or that dissemination of our proprietary technology, know-how and trade secrets will not occur. Further, if an infringement claim is brought against us, litigation would be costly and time consuming, but may be necessary to protect our proprietary rights and to defend ourselves. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others.

      Intellectual property claims against us can be costly and could impair our business.

      We believe that our products and technologies do not infringe patents or other proprietary rights of third parties, however, there can be no assurance that third parties will not claim that our current or future products infringe their respective rights. Any such claim, with or without merit, could result in costly litigation or require us to enter into royalty or licensing agreements in order to obtain a license to continue to develop and market the affected products. There can be no assurance that we would prevail in any such action or that any license (including licenses proposed by third parties) would be made available on commercially acceptable terms, if at all. If we become involved in litigation over proprietary rights, it could consume a substantial portion of our managerial and financial resources, which could have a material adverse effect on our business, financial condition and results of operations.

      Our future revenues are very difficult to predict given that a large percentage of our future revenues will come from the license of our Internet gaming platform to Cantor as well as gaming markets in which we have not historically operated.

      As our prior business operations have been limited to supplying our online gaming platform to the regulated Internet gaming market on our own, it is not feasible to predict, with any assurance, the timing or the amount of revenues that we will receive from the license of our Internet gaming platform to Cantor, as well as the initial introduction, by way of sale, license or revenue sharing, of our land-based gaming products and services in the gaming markets of North America and Europe. With respect to our Cantor relationship, it is unknown how successful, if at all, the Cantor online casino will be. Further, it is very difficult to predict how successful Cantor and us will be at soliciting white label clients. Any substantial delay in the introduction of the Cantor online casino, white-label casinos, as well as our land-based gaming products and services could result in significant delays in revenues and the need to procure additional capital through the issuance of equity or debt securities from Cantor or otherwise, none of which can be assured. Any delay may allow competitors to reach certain of such markets with products before us, or further entrench themselves in such markets prior to our arrival. In view of the emerging nature of the technology involved in certain of these markets, and the attendant uncertainty as to whether our products will achieve meaningful commercial acceptance, if at all, there can be no assurance that we will realize sufficient revenues to achieve profitability.

      We will have to establish distribution channels in each of the new land-based gaming markets we anticipate entering into.

      We have no tangible experience in establishing distribution channels for the license, sale or revenue share of products in the new land-based gaming markets we anticipate entering into. While we have entered into strategic partnerships with an experienced gaming equipment provider in the United Kingdom, we will need to retain the services of certain individuals with experience in the placement of gaming products and most importantly align ourselves with even larger distribution companies with significant reach in the gaming marketplace throughout the world. In addition, we strongly believe our future success in the land-based gaming markets is predicated on procuring a partnership with a major gaming equipment manufacturer for deployment of our various land-based gaming products and services, including our central server downloadable gaming platform. This cannot be assured, and should we be unsuccessful in establishing such distribution channels as well as recruiting, managing and retaining experienced internal and external sales personnel, our business, operating results and financial condition may be adversely affected.

      We have and will continue to encounter legal and regulatory requirements that will increase the cost of doing business and divert substantial management time away from our operations, particularly once we commence offering our products on a license, sale or revenue sharing basis in land-based gaming markets.

      Prior to entering into any contract for the license, sale or revenue sharing of our products, we have to overcome significant regulatory hurdles. In the Internet portion of our business, both the Company and our officers and directors have submitted applications and been accepted by several jurisdictions. This will continue in the future. Similarly, the manufacture and distribution of gaming machines (including lottery products) and the conduct of gaming operations, are subject to extensive federal, state, local and foreign regulation by various gaming authorities. Although the laws and regulations of the various jurisdictions in which we propose to operate vary in their technical requirements and are subject to amendment from time to time, virtually all of these jurisdictions require licenses, permits, documentation of the financial qualifications of the applicant, including evidence of integrity and financial stability, and other forms of approval. We, along with our key personnel, will have to apply for and obtain all requisite government licenses, registrations, findings of suitability, permits and approvals necessary for us to do business in these new land-based gaming markets. There can be no assurance such licenses, registrations, findings of suitability, permits, or approvals will be obtained. Furthermore, assuming the foregoing is obtained, the suspension, revocation, non-renewal or limitation of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

      If we fail to obtain further strategic partnerships with key gaming machine manufacturers and distributors, our various gaming initiatives may be adversely affected.

      We have entered into strategic alliances and licensing agreements, including Cantor (regarding our online gaming system) and Electrocoin (regarding product distribution in Europe). We have also had discussions with a few major gaming machine manufacturers regarding licensing our central server gaming platform. It is important for competitive reasons that we obtain a major gaming equipment manufacturer as our partner for our land-based initiatives. If we are unsuccessful in this endeavor, our overall business, financial condition and results of operations will likely be materially adversely affected.

      We are dependent on our key personnel, and the loss of any could adversely affect our business.

      We depend on the continued performance of the members of our management team and our technology team. Tibor N. Vertes, our Chief Executive Officer and Chairman, Gregory L. Hrncir, our President and a Director, Kevin J. Burman, our Chief Operating Officer, and William Mc Master, our Chief Technology Officer, have each contributed significantly to the growth of our business. If we lose the services of any of the foregoing parties, and are unable to locate suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business. In the future we may obtain key man life insurance for each of these parties in an amount to be determined.

      Worsening economic conditions may adversely affect our business.

      The demand for entertainment and leisure activities tends to be highly sensitive to the disposable incomes of consumers and thus a decline in general economic conditions may lead to our end-users having less discretionary income with which to wager. This applies to both our Internet and land-based initiatives and could cause a reduction in our future revenues and a material adverse effect on our operating results.

      Currency rate fluctuations can have an adverse effect on our business operations.

      Our wholly-owned foreign operating subsidiaries include Gaming & Entertainment Technology Pty Ltd, an Australian company utilizing Australian dollars as its functional currency, and Gaming & Entertainment Ltd., or G&E Ltd., a United Kingdom company utilizing pounds sterling as its functional currency. In addition, we anticipate receiving payment for our various products and services in Euros as relates to future placements of products and services in European Union countries. Our financial results are reported in United States dollars, which is subject to fluctuations in respect of the currencies of the countries in which we anticipate operating. Accordingly, fluctuations in the exchange rate of world currencies could have a positive or negative effect on our reported results. Given the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. We do not currently have a hedging program to mitigate currency risk, but we may implement such a plan in the future. There can, however, be no assurance that we will not experience currency losses in the future, which could have a material adverse effect on our business, revenues, operating results and financial condition.

      Although we have entered into confidentiality and non-compete agreements with our employees and consultants, if we are unable to protect our proprietary information against unauthorized use by others, our competitive position could be harmed.

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

      We have an extremely concentrated customer base given that our current revenues are generated from one key license.

      All of our current revenues are derived from the exclusive license of our Internet gaming system to Cantor. While it is not anticipated that this will be our sole source of revenue in the future, as we anticipate entering the land-based gaming markets in Europe and in the United States and abroad, should the Cantor license terminate or fail to generate significant revenues for us, our business, revenues, operating results and financial condition would likely be adversely affected.

      As we anticipate marketing our central server gaming system and suite of electronic bingo, video poker and instant lottery games to the Native American gaming market, enforcement of future contracts against Native American tribes could be difficult.

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

      Native American tribes, as sovereign nations, are generally subject only to federal regulation. Although Congress may regulate Native American tribes, states do not have the authority to regulate them unless Congress has specifically granted such authority. State laws generally do not directly apply to Native American tribes and activities taking place on Native American lands unless the tribe has a specific agreement or compact with the state or federal government allowing for the application of state law. In the absence of a conflicting federal or properly authorized state law, Native American law governs.

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

      Contracts we enter into in the future with Native American tribes will also likely include a limited waiver of each tribe's sovereign immunity and provide that any dispute regarding interpretation, performance or enforcement shall be submitted to, and resolved by, arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association and that any award, determination, order or relief resulting from such arbitration shall be binding and may be entered in any court having jurisdiction. In the event that such waiver of sovereign immunity is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a tribe. These rights and remedies could potentially limit or restrict our right to enter Native American lands to retrieve our property in the event of a breach of contract by the contracting tribe.

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

                        RISKS RELATED TO OUR COMMON STOCK

      Our stock price has been and may continue to be volatile and our trading volume is extremely limited.

      The market price of our common shares has experienced significant fluctuations and may continue to fluctuate significantly due to various factors, many of which are beyond our control, such as proposed Internet gaming legislation or enforcement of existing laws, the announcement of new products or product enhancements by us or our competitors, technological innovation by us or our competitors, quarterly variations in our revenue and results of operations or those of our competitors, speculation in the press or investment community and general market conditions or market conditions specific to particular industries, including the Internet and gaming. In addition, given the extremely limited trading volume in our common stock, stockholders seeking to liquidate all or some of their holdings may experience difficulty in doing so.

      Our common stock is deemed to be "penny stock," which may make it more difficult for our stockholders to resell their shares due to suitability requirements.

      Historically, our common stock has been deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stock may be more difficult for investors to resell. Penny stocks are stocks:

      o     Having a price of less than $5.00 per share

      o     Not traded on a "recognized" national exchange

      o Not quoted on the Nasdaq automated quotation system (Nasdaq-listed stock must still have a price of not less than $5.00 per share); or

      o Of issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      The closing bid price for our common stock on the OTC Bulletin Board on February 18, 2005, was $0.35.

      Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor," generally, an individual with net worth in excess of US$1,000,000 or an annual income exceeding US$200,000, or US$300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

      In the event we become profitable, we do not anticipate issuing dividends to stockholders and propose to use such earnings to finance the growth of our business.

      Our operations may not become profitable. If we do become profitable, we anticipate using any earnings that may be generated to finance the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. Accordingly, stockholders may have to sell some or all of their common stock in order to generate cash flow from their investment. Stockholders may not realize a gain on their investment, and they may lose all or a significant amount of their investment when they sell their common stock.

      We have a significant number of outstanding options and warrants that could materially dilute existing shareholders.


      As of February 18, 2005, there were outstanding options and warrants to purchase an aggregate of up to 18,145,791 shares of our common stock at exercise prices ranging from $0.54 to $1.50 per share. Of this amount, Cantor holds warrants to purchase 11,703,704 shares of common stock (exercisable through December 8, 2009 and assumes that Cantor's warrant to purchase $2,000,000 of our common stock is exercised at $0.54 per share), there are options outstanding to purchase 2,195,964 shares of common stock pursuant to our 2004 Stock Option and Incentive Plan, and there are outstanding warrants to purchase 4,246,123 shares of common stock held by investors and underwriters relating to our private placement offerings in 2003 and 2004. Of the foregoing, outstanding options and warrants to purchase 18,092,396 are immediately exercisable and the remaining 53,125 become exercisable in increments over the next twelve months. To the extent that these options and warrants are exercised, significant dilution to our shareholders will occur; provided, however, we would receive $14,806,351 if all such options and warrants were exercised with cash.

      Shares eligible for sale in the near future may cause the market price for our common stock to decline.

      As of February 18, 2005, we had approximately 1,400,000 shares of common stock that are freely tradable. In addition, the Company will be filing a registration statement on Form S-3 that, once declared effective, will result in an additional 5,051,144 shares of common stock becoming freely tradable, and up to 4,196,123 additional shares underlying outstanding warrants to purchase common stock if exercised. Thus, with up to an additional 9,247,267 shares of common stock becoming freely tradable upon the effectiveness of the aforementioned registration statement, it is quite possible that the mere perception that these shares may be sold could depress the market price for our common stock. In any event, the sale of a substantial number of shares of our common stock within a short period of time would likely cause our stock price to decrease. The foregoing could potentially affect the exercise price of certain warrants to purchase common stock held by Cantor and could also impair our ability to raise additional capital through the sale of equity securities in the future if Cantor elects not to exercise its warrants.

ITEM 7. FINANCIAL STATEMENTS.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Registered Public Accounting Firm................34

     Consolidated Balance Sheet
              December 31, 2004.............................................35

     Consolidated Statements of Operations
              Years Ended December 31, 2004 and 2003........................36

     Consolidated Statements of Stockholders' Equity (Deficiency)
              Years Ended December 2004 and 2003............................37

     Consolidated Statements of Cash Flows
              Years Ended December 31, 2004 and 2003........................38

     Notes to Consolidated Financial Statements.............................39

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Gaming & Entertainment Group, Inc.
----------------------------------

We have audited the accompanying consolidated balance sheet of Gaming & Entertainment Group, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gaming & Entertainment Group, Inc. and Subsidiaries as of December 31, 2004, and their results of operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring losses and negative net cash flows from operating activities, and it had an accumulated deficit and a stockholders' deficiency as of December 31, 2004. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.


/s/ J. H. Cohn LLP

Roseland, New Jersey
January 29, 2005

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                December 31, 2004


ASSETS

Current Assets
        Cash                                                                        $   594,024
        Accounts receivable                                                             182,710
                                                                                    -----------
                     Total current assets                                               776,734

 Equipment and Furnishings, net of accumulated depreciation of $295,171                 162,580

 Other Assets                                                                            10,321
                                                                                    -----------

                     Total assets                                                   $   949,635
                                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
      Accounts payable                                                              $   129,292
      Accrued expenses                                                                   50,330
      Accrued compensation - officers                                                    32,692
      Current portion of notes payable - officers                                       169,553
      Foreign taxes payable                                                             166,009
                                                                                    -----------
                    Total current liabilities                                           547,876

Senior secured note payable, net of unamortized debt discount of $1,091,475             408,525
Deferred rent                                                                            47,765
                                                                                    -----------
                   Total liabilities                                                  1,004,166
                                                                                    -----------

 Commitments and Contingencies

 Stockholders' Deficiency
     Preferred stock, par value $10 per share; 10,000,000 shares authorized
      Class A convertible preferred stock, par value $10 per share;
         1,000,000 shares designated; none issued                                            --
      Class B preferred stock, par value $10 per share;
         1,000,000 shares designated; none issued                                            --
      Common stock, par value $.01 per share; 150,000,000 shares authorized;
         19,017,352 shares issued and outstanding                                       190,173
      Additional paid-in capital                                                      6,300,720
      Accumulated deficit                                                            (6,692,840)
      Accumulated other comprehensive income - foreign
         currency translation gains                                                     147,416
                                                                                    -----------
                    Total stockholders' deficiency                                      (54,531)
                                                                                    -----------

                    Total liabilities and stockholders' deficiency                  $   949,635
                                                                                    ===========


                 See Notes to Consolidated Financial Statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2004 and 2003


                                                        2004           2003
                                                    ------------   ------------
Revenues:

Services                                            $    312,401   $    536,501
Product                                                       --        297,432
                                                    ------------   ------------
Total revenues                                           312,401        833,933
                                                    ------------   ------------

Cost of revenues:
Services                                                 305,343        243,590
Product                                                       --        242,565
                                                    ------------   ------------
Total cost of revenues                                   305,343        486,155
                                                    ------------   ------------

Gross margin                                               7,058        347,778
                                                    ------------   ------------

Operating expenses:
Research and development                                 712,467        568,377
Selling, general and administrative                    2,445,226      1,254,385
Write-off of loan and note receivable                         --        508,627
Impairment of intellectual property                           --         23,028
                                                    ------------   ------------
Total operating expenses                               3,157,693      2,354,417
                                                    ------------   ------------

Operating loss                                        (3,150,635)    (2,006,639)
                                                    ------------   ------------

Other income (expense):
Interest expense and amortization of debt discount       (81,380)            --
Foreign currency transaction loss                        (14,170)            --
Other income                                              39,999          5,347
                                                    ------------   ------------

Total other income (expense)                             (55,551)         5,347
                                                    ------------   ------------

Net loss                                            $ (3,206,186)  $ (2,001,292)
                                                    ------------   ------------

Weighted average number of shares outstanding         17,726,004     11,497,068
                                                    ============   ============

Net loss per share - basic and diluted              $      (0.18)  $      (0.17)
                                                    ============   ============


                 See Notes to Consolidated Financial Statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Equity (Deficiency)
                          Years ended December 31, 2004 and 2003


                                                                                                 Accumulated
                                                 Common Stock        Additional                     Other
                                          ------------------------    Paid-in    Accumulated    Comprehensive
                                            Shares      Amount        Capital       Deficit        Income         Total
                                          -----------  -----------  -----------   -----------    -----------    -----------
Balance at January 1, 2003                 10,827,707  $    10,828  $ 2,061,009   $(1,485,362)   $   115,311    $   701,786
  Proceeds from  sale  of common stock
    through private placement, net  of
    expenses of $145,211                    1,120,165        1,120      452,419            --             --        453,539
  Options and warrants issued to
    nonemployees for services                      --           --       25,250            --             --         25,250
  Foreign currency transaction gain (A)            --           --           --            --         91,455         91,455
  Net loss                                         --           --           --    (2,001,292)            --     (2,001,292)
                                          -----------  -----------  -----------   -----------    -----------    -----------
Balance at December 31, 2003               11,947,872       11,948    2,538,678    (3,486,654)       206,766       (729,262)
  Effects of reverse acquisition            4,058,756      148,118     (180,170)           --             --        (32,052)
  Proceeds from sale of common stock and
    warrants through private placement,
    net of expenses of $301,758             2,445,000       24,450    2,118,792            --             --      2,143,242
  Common stock issued for services            507,390        5,074      480,241            --             --        485,315
  Common stock and warrants issued for
    equipment                                  58,334          583       57,751            --             --         58,334
  Options and warrants issued to
    nonemployees for services                      --           --      175,088            --             --        175,088
  Warrants issued in connection with
    senior secured note payable                    --           --    1,110,340            --             --      1,110,340
  Foreign currency translation loss (A)            --           --           --            --        (59,350)       (59,350)
  Net loss                                         --           --           --    (3,206,186)            --     (3,206,186)
                                          -----------  -----------  -----------   -----------    -----------    -----------
Balance at December 31, 2004               19,017,352  $   190,173  $ 6,300,720   $(6,692,840)   $   147,416    $   (54,531)
                                          ===========  ===========  ===========   ===========    ===========    ===========


      (A) Comprehensive loss (net loss plus or minus foreign currency translation loss or gain) for the year ended December 31, 2004 and 2003 totaled $3,265,536 and $1,909,837, respectively.

                 See Notes to Consolidated Financial Statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2004 and 2003


                                                                             2004           2003
                                                                         -----------    -----------
Cash flows from operating activities
Net loss                                                                 $(3,206,186)   $(2,001,292)
Adjustments to reconcile net loss to net cash used in operating activities:
    Write-off of loan and note receivable and provision
      for bad debts (recoveries)                                              (2,419)       509,902
    Impairment of intellectual property                                           --         23,028
    Amortization of debt discount                                             18,865             --
    Depreciation expense                                                      91,927         36,862
    Common stock issued for services                                         485,315             --
    Options and warrants issued to nonemployees for services                 175,088         25,250
    Changes in operating assets and liabilities:
        Accounts receivable                                                 (172,645)       323,358
        Prepaid expenses                                                      10,000        (10,000)
        Other assets                                                          (9,553)            --
        Accounts payable                                                     102,298       (122,554)
        Accrued expenses                                                     (31,252)        (9,194)
        Accrued compensation - officers                                      (59,090)       257,665
        Foreign taxes payable                                                 19,500             --
        Imputed rent expense for lessor improvements                          47,765             --
        Customer deposits                                                         --        (20,000)
                                                                         -----------    -----------
Net cash used in operating activities                                     (2,530,387)      (986,975)
                                                                         -----------    -----------

Cash flows from investing activities - acquisition of
  equipment and furnishings                                                 (114,967)        (3,011)
                                                                         -----------    -----------

Cash flows from financing activities
    Proceeds of related party loan                                            42,852        302,829
    Repayments of related party loans                                       (458,450)            --
    Proceeds from the issuance of senior secured note and warrants         1,500,000             --
    Net proceeds from sale of common stock and warrants                    2,143,242        453,539
                                                                         -----------    -----------
Net cash provided by financing activities                                  3,227,644        756,368
                                                                         -----------    -----------

Effect of exchange rate changes on cash                                      (74,581)        37,941
                                                                         -----------    -----------

Net increase (decrease) in cash                                              507,709       (195,677)

Cash, beginning of year                                                       86,315        281,992
                                                                         -----------    -----------

Cash, end of year                                                        $   594,024    $    86,315
                                                                         ===========    ===========

Supplemental disclosure of cash flow information
         Interest paid                                                   $    64,165    $        --
                                                                         ===========    ===========
Supplemental schedule of noncash investing and financing activities
         Common stock issued for equipment                               $    58,334    $        --
                                                                         ===========    ===========


                 See Notes to Consolidated Financial Statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

On or about January 12, 2004, NorStar Group, Inc., a publicly-held company incorporated in Utah that was not conducting or developing any commercial operations ("NorStar"), consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation ("G&EG Nevada"); (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of G&EG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc. ("G&EG"). As a result of the exchange, G&EG Nevada became a subsidiary of G&EG, and the former stockholders of G&EG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of G&EG Nevada became the controlling members of the board of directors and management of the combined companies. Since G&EG Nevada was the only operating company in the exchange and the former stockholders of G&EG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a "reverse acquisition" and, effectively, as a recapitalization, in which G&EG Nevada was treated as the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a "reverse acquisition," the accompanying consolidated financial statements reflect the historical financial statements of G&EG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 at their historical basis and the inclusion of the accounting acquiree's results of operations from that date. The pro forma effects of assuming that NorStar had been acquired as of January 1, 2003 have not been presented because they are insignificant.

As used herein, the "Company" refers to G&EG Nevada prior to January 12, 2004 and to G&EG, G&EG Nevada and their other subsidiaries from that date forward.

The Company is a developer of central server gaming systems, game content, gaming devices for the land-based gaming markets of the United States, Canada and Europe and Internet gaming systems for utilization in regulated gaming markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Basis of Presentation


The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $3,206,186 and $2,001,292 and negative cash flows from operating activities of $2,530,387 and $986,975 for the years ended December 31, 2004 and 2003, respectively, and recurring losses in prior years. As of December 31, 2004, the Company had an accumulated deficit of $6,692,840 and a stockholders' deficiency of $54,531. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows from its operations or obtain sufficient liquid resources from other sources to meet its obligations as they become due. Through December 31, 2004, the Company has funded its operations primarily through the issuance of common stock, warrants and options to outside investors for cash and consultants and others for services. The Company is attempting to procure additional funding through the issuance of equity securities, loans from financial institutions and agreements with strategic partners. Management anticipates that additional funding of not less than $2,500,000 will be necessary to fund the Company's operations through December 31, 2005. Management believes, but cannot assure, that the Company will be able to obtain such financing and continue its operations through at least December 31, 2005. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some, or all, of its operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of G&EG and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      (d) Revenue Recognition

Revenues from the enhancement, maintenance and technical support of Internet gaming sites in regulated gaming markets, in relation to the software development previously performed, are recognized as the services are performed, or if no pattern of performance is discernable, on a straight-line basis over the period in which the services are performed.

Revenues from Internet gaming site development contracts in regulated gaming markets, in relation to software development specifically performed for each respective client, will be recognized using the percentage of completion method of accounting with labor hours as the basis for measurement of progress toward completion of the contracts.

Revenues from online gaming software license fees, in relation to the utilization of the G&EG proprietary gaming platform, will be recognized as earned over the term of the agreement based upon a percentage of the gross win. When the Company receives a percentage of the gaming revenues generated by its client's Internet gaming sites, it will recognize such revenues when earned.

When Company owned gaming machines are leased to a customer, revenues from the placement of gaming machines on a revenue-sharing basis, as well as the placement of a central server gaming system on a license basis, in relation to the certain percentage of the client's gross win and utilization of the G&EG proprietary gaming platform, will be recognized on a straight-line basis over the term of the lease.

Revenue from gaming machines that are sold will be recognized upon completion of installation and acceptance by the casino, provided collectibility is reasonably assured. Revenues generated under revenue-sharing contracts will be negotiated based upon the cost of the equipment installed, the location of a particular casino, and the estimated daily net win per gaming machine for each casino client and will be recognized as revenue as these amounts are earned.

      (e) Equipment and Furnishings

Equipment and furnishings are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Improvements to leased properties are amortized using the straight-line method over their estimated useful lives or the remaining lease period, whichever is shorter.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (f) Impairment of Long Lived Assets

Impairment losses on long-lived assets, such as equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

      (g) Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), to provide pro forma disclosures of net loss and net loss per common share as if a fair value based method of accounting had been applied, if such amounts differ materially from the historical amounts. As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its fiscal quarter ending March 31, 2006.

The exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant and, accordingly, the Company has not recorded any earned or unearned compensation cost related to such options in the accompanying consolidated financial statements. The Company's historical net loss and net loss per share and pro forma net loss and net loss per share assuming compensation cost had been determined based on the fair value of the options at the date of grant and amortized over the vesting period consistent with the provisions of SFAS 123 are set forth below:

                                                                   For Years Ended
                                                                    December 31,
                                                             --------------------------
                                                                 2004           2003
                                                             -----------    -----------
Net loss, as reported                                        $(3,206,186)   $(2,001,292)
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards      (464,307)      (771,864)
                                                             -----------    -----------
Pro forma net loss                                           $(3,670,493)   $(2,773,156)
                                                             ===========    ===========
Basic and diluted loss per common share as reported          $     (0.18)   $     (0.17)
                                                             ===========    ===========
Basic and diluted loss per common share pro forma            $     (0.21)   $     (0.24)
                                                             ===========    ===========

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

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (h) Net Loss per Share

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period and the treasury stock method had been applied. Since the Company had net losses for the years ended December 31, 2004 and 2003, the effects of the assumed exercise of outstanding options and warrants would have been anti-dilutive and, accordingly, basic and diluted net loss per share in each period were the same. As of December 31, 2004 and 2003, the Company had options and warrants outstanding for the purchase of 19,754,565 and 3,739,028 shares of common stock, respectively, that were not included in the computation of diluted loss per share.

      (i) Research and Development

Research and development costs are expensed as incurred.

      (j) Foreign Currency Translation

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income. Assets and liabilities in foreign currencies (primarily Australian dollars) are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. Foreign currency transaction gains and losses are included in net loss.

      (k) Credit Risk Concentration

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced, and management does not expect, any losses on these accounts. Management also believes that the Company is not subject to any significant concentrations of credit risk related to accounts receivable. However, at the present time, the Company receives nearly all of its revenue from Cantor G&W (Nevada), L.P. ("Cantor"), pursuant to an exclusive license of its Internet gaming software. It is anticipated that the Company's revenue sources will diversify over time, but for the near term, a high percentage of the Company's revenue will be concentrated with Cantor.

      (l) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax bases of assets and liabilities and for net operating loss carryforwards measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates the realizability of its net deferred tax assets and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EQUIPMENT AND FURNISHINGS

The components of equipment and furnishings are set forth below:

                                                   Estimated useful
                                                        lives
                                                     -------------
Equipment                                                  3 Years    $ 359,977
Furniture and fixtures                                     3 Years       50,009
Improvements                                         Life of lease       47,765
                                                                      ---------
                                                                        457,751

Less: Accumulated depreciation                                         (295,171)
                                                                      ---------
Total                                                                 $ 162,580
                                                                      =========

Depreciation expense amounted to $91,927 and $36,862 for the years ended December 31, 2004 and 2003, respectively.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

      Operating Leases


In February 2004, the Company entered into a non-cancelable real property lease agreement for office space in Las Vegas, Nevada, commencing May 1, 2004. The term of the lease is 65 months. Minimum lease payments are approximately $10,400 per month, inclusive of common area maintenance charges. The Company has an option to renew the lease at the end of its initial term for an additional five-year period. Contingent rental provisions within the lease agreement require the minimum lease payments to be increased in accordance with the Consumer Price Index (the "CPI"), commencing with the thirteenth month of the lease. Rent expense for the years ended December 31, 2004 and 2003 was $155,846 and $49,208, respectively. This lease included an incentive for payment of costs for tenant improvements of $47,765. This incentive has been reflected as an addition to equipment and furnishings and will be amortized over the term of the lease. The Company currently subleases a portion of its premises to third party consultants. The amounts of the sublease rentals are deemed immaterial.


The Company also maintains an office in North Sydney, Australia, at a monthly rate of $13,000 Australian dollars (approx. US$10,250). This lease is subject to an oral agreement which requires 6-months advance written notice prior to vacating the premises.

The following table summarizes the Company's obligations with respect to real property leases:


                             FY2005          FY2006         FY2007        FY2008         FY2009         Total
Real Property Leases        $186,300        $124,800       $124,800      $124,800       $93,600        $654,300


The foregoing table assumes that the North Sydney lease will expire in six months.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Employment Agreements

In August 2003, the Company entered into employment agreements with Tibor N. Vertes, Gregory L. Hrncir and William McMaster. The employment agreements with Messrs. Vertes and Hrncir, who are directors and executive officers of the Company, were for four years and the employment agreement with Mr. McMaster was for two years, all subject to earlier termination under certain circumstances. The employment agreement for Mr. Vertes provides for an annual salary of $185,000, which may be increased by the board of directors, and an annual cash bonus of $35,000 to $100,000 if certain performance goals are met. Since September 1, 2004, Mr. Vertes has been paid a reduced annual salary of $130,000. The amounts by which payments were reduced have been accrued by the Company from October 1, 2004 based on a revised annual salary of $180,000. The revised annual salary was orally agreed to by the Company and Mr. Vertes. The employment agreement for Mr. Hrncir provides for an annual salary of $175,000, which may be increased by the board of directors, an allowance of $1,500 per month for health care and other benefits, and an annual cash bonus of $35,000 to $100,000 if certain performance goals are met. Since September 1, 2004, Mr. Hrncir has been paid a reduced annual salary of $130,000. The amounts by which payments were reduced have been accrued by the Company from October 1, 2004 based on a revised annual salary of $180,000. The revised annual salary was orally agreed to by the Company and Mr. Hrncir. The employment agreement for Mr. McMaster provides for an annual salary of $120,000, which may be increased by the board of directors, and an annual cash bonus if certain performance goals are met.

In September 2004, the Company entered into an employment agreement with Kevin
J. Burman, who is an officer of the Company, for one year, subject to earlier termination under certain circumstances. The employment agreement for Mr. Burman provides for an annual salary of 72,000 pounds sterling (approximately $135,000), which may be increased by the board of directors, an annual cash bonus of $35,000 to $100,000 if certain performance goals are met, and a percentage of sales in the form of a commission. On October 1, 2004, Mr. Burman's annual salary was revised to $180,000 in consideration for the elimination of the sales commissions contemplated in Mr. Burman's employment agreement. The revised annual salary, and elimination of the sales commission provision, was orally agreed to by the Company and Mr. Burman. Since October 1, 2004, Mr. Burman has been paid at the reduced annual salary of $130,000. The amounts by which payments were reduced have been accrued by the Company from October 1, 2004 based on a revised annual salary of $180,000.

As of December 31, 2004, accrued compensation related to these employees as a result of the reduced payments totaled $32,692.

The following table summarizes the Company's obligations with respect to outstanding employment agreements:

                             2005        2006       2007         Total
                            --------   --------   ----------   ----------
Employment Agreements       $555,833   $360,000   $  210,000   $1,125,833

NOTE 5 - STOCKHOLDERS' EQUITY

      Stock Option Plans:

On April 1, 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the "2004 Plan") under which nonstatutory options to purchase shares of common stock may be granted to employees, directors, and consultants as selected by the Board of Directors. Awards under the 2004 Plan may also be made in the form of incentive stock options and shares of common stock. 3,500,000 shares have been reserved for issuance under the 2004 Plan. Options are exercisable over a period of time, not to exceed ten years, as designated by the Board of Directors. The Board also agreed to integrate into the 2004 Plan all outstanding options that had been granted under the 2003 Stock Option and Incentive Plan.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes option activity under the 2004 Plan during the year ended December 31, 2004:

                                                          2004                            2003
                                         ---------------------------------    -------------------------------
                                            Number of     Weighted-average     Number of     Weighted-average
                                             Shares       Exercise Price        Shares        Exercise Price
Outstanding at beginning of year            2,262,989          $ 0.75                 --              --
Granted to employees                          531,582          $ 0.85          2,814,967         $  0.75
Granted to consultants                        112,325          $ 0.87            125,000         $  0.75
Cancelled                                    (398,454)         $ 0.75           (676,978)        $  0.75
--------------------------------------------------------------------------------------------------------
Outstanding at end of year                  2,508,442          $ 0.78          2,262,989         $  0.75
========================================================================================================
Options exercisable at year-end             2,449,067          $ 0.77          2,262,989         $  0.75
========================================================================================================
Weighted-average  fair  value of options
granted during the year                                        $ 0.21                            $  0.27
========================================================================================================

During the year ended December 31, 2004, the Company granted options to purchase a total of 112,325 shares of common stock to consultants in exchange for services. Such options are exercisable over a range of three to ten years, are fully vested and have exercise prices ranging from $0.75 to $1.31 per share and a weighted average exercise price of $0.87 per share. The Company recognized a charge to selling, general and administrative expenses in the year ended December 31, 2004 for the fair value of the options, calculated using the Black-Scholes option-pricing model, which amounted to $99,751.

The following table summarizes information about stock options outstanding at December 31, 2004:

                                    Options Outstanding                                  Options Exercisable
--------------------------------------------------------------------------------------------------------------------
                                                Weighted Average
                                                   Remaining
Range of Exercise Prices       Number           Contractual Life    Weighted-average    Number       Weighted-average
                             Outstanding           (years)          Exercise Price    Exercisable     Exercise Price
--------------------------------------------------------------------------------------------------------------------
        $0.70 - $1.00        2,504,935               7.46              $0.78         2,445,559          $0.77
        $1.01 - $1.31            3,507               9.21              $1.14             3,508          $1.14
                             ---------                                               ---------
                             2,508,442                                               2,449,067
                             =========                                               =========

Warrants:

In January 2004, the Company issued warrants to purchase 100,000 shares of common stock to consultants in exchange for services. Such warrants are exercisable for two years commencing January 16, 2004, are fully vested and have an exercise price of $0.75 per share. In August and September 2003, the Company issued warrants to purchase a total of 125,000 shares of common stock to consultants in exchange for services. Such warrants are exercisable from three to ten years, are fully vested and have an exercise price of $0.75 per share. The Company recognized charges to selling, general and administrative expenses in the years ended December 31, 2004 and 2003, for the fair value of the warrants, calculated using a Black-Scholes option-pricing model, which amounted to $75,337 and $25,250, respectively.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes all of the Company's warrant activity during the years ended December 31, 2004 and 2003:

                                          Number of Warrants   Weighted-Average
                                              Outstanding       Exercise Price
                                            -----------------------------------
Outstanding at January 1, 2003                     522,707        $      1.50
Granted (A)                                        748,332        $      1.50
Granted (B)                                        200,000        $      1.50
                                            -----------------------------------
Outstanding at December 31, 2003                 1,476,039        $      1.50
Granted (C)                                        100,000        $      0.75
Granted (D)                                      2,811,750        $      1.50
Granted (E)                                         58,334        $      1.50
Granted (F)                                      8,000,000        $      0.60
Granted (G)                                      5,000,000        $      0.40
Warrants forfeited                                (200,000)       $      1.50
                                            -----------------------------------
Outstanding at December 31, 2004                17,246,123        $      0.76
                                            ===================================

(A)   See description under "Stock Activity" below.

(B)   These warrants were issued in connection with notes payable (see Note 7).

(C)   See description of warrants issued for services above.

(D)   See description under "Stock Activity" below.

(E)   See description under "Stock Activity" below.

(F) These warrants were issued in connection with the Investment Agreement (see Note 8).

(G) These warrants were issued in connection with the Investment Agreement (see Note 8).

Assumptions Used in Determining Fair Value of Stock Options and Warrants:

The fair value of stock options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                            2004         2003
                          ---------    ---------
Expected volatility           80.90%           0%
Risk-free interest rate        3.63%        4.75%
Expected life (years)       1 to 10      1 to 10
Expected dividends                0%           0%

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Activity:

On October 31, 2003, the Company received net proceeds of $453,539 for the issuance of 74.83 units to investors at $7,500 per unit. Each unit consisted of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $1.50 per share. In connection with this issuance, the Company issued 371,833 shares of common stock to brokers as a placement fee.

On May 31, 2004, the Company received proceeds of $2,143,242, net of expenses of $301,758, from the sale of 244.5 units to investors at a price of $10,000 per unit through a private placement. Each unit consisted of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $1.50 per share. The warrants will expire on May 31, 2005.

On May 31, 2004, the Company issued warrants to purchase a total of 366,750 shares of common stock in exchange for investment banking consulting services in connection with its private placement of units to investors at a price of $10,000 per unit, consisting of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock. Such warrants are exercisable for two years commencing May 31, 2005, are fully vested and have an exercise price of $1.50 per share.

On May 31, 2004, the Company issued 5.83 units with a fair value of $58,334 in exchange for equipment. Each unit consisted of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $1.50 per share. The warrants will expire on May 31, 2005.

During the year ended December 31, 2004, the Company issued 507,390 shares of common stock with a fair value of $485,315 to consultants for strategic advisory, investment banking and research services. The Company recognized a charge to selling, general and administrative expenses during the ended December 31, 2004 of $485,315.

A registration statement was not filed within 45 days of May 31, 2004, the private placement (described above) closing date. Accordingly, the Company shall issue to the purchasers of units 3% of the number of shares of common stock purchased by each purchaser for each month or part thereof of such late filing. In the event the registration statement is not declared effective within 120 days following the date of filing, the Company shall issue to the purchasers of units 2% of the number of shares of common stock purchased by each purchaser for each month or part thereof of such late effective date period. Such shares of common stock, if any, shall be registered for resale under the registration statement. The Company intends to file the registration statement on Form S-3 during March 2005. As at December 31, 2004, the penalty shares described above totaled 413,050.

NOTE 6 - PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock, having a $10 par value. The Company has designated 1,000,000 shares as Class A convertible and 1,000,000 shares as Class B. At the time of issuance, the Board of Directors has the right to designate the rights, preferences and privileges of each class. As of December 31, 2004, the Company did not have any shares of preferred stock outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

On October 28, 2003, Gaming & Entertainment Group, Ltd. ("GAM"), a non-controlling stockholder, loaned the Company $100,000 as evidenced by a convertible promissory note. The terms of the convertible promissory note provided for a $10,000 interest payment, payable in cash or in-kind. The convertible promissory note matured upon the Company realizing $1,000,000 of gross proceeds from the private placement which commenced subsequent to the end of the 2003 fiscal year. In connection with this transaction, the Company issued warrants to purchase 100,000 shares of common stock. The Company did not attribute any value to these warrants due to immateriality. The loan and accrued interest were repaid in February 2004.

On October 28, 2003, Robit Nominees Pty Ltd., an entity controlled by Tibor N. Vertes, the Chief Executive Officer and Chairman, loaned the Company $50,000 as evidenced by a convertible promissory note. The convertible promissory note matured upon the Company realizing $1,000,000 of gross proceeds from the private placement which commenced subsequent to the end of the 2003 fiscal year. In connection with this transaction, the Company issued warrants to purchase 50,000 shares of common stock. The Company did not attribute any value to these warrants due to immateriality. The loan and accrued interest were repaid in February 2004.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 6, 2003, Daniel Vertes, the Company's controller and son of Tibor N. Vertes, loaned the Company $18,738. The loan was evidenced by a promissory note bearing interest at the rate of 8% per annum. The loan and accrued interest were repaid in February 2004.

On December 1, 2003, Gregory L. Hrncir, our President and a Director, loaned the Company $10,000. The loan was evidenced by a promissory note bearing interest at the rate of 8% per annum. The loan and accrued interest were repaid in February 2004.

On December 12, 2003, Robit Nominees Pty Ltd. loaned the Company $15,000. The loan was evidenced by a promissory note bearing interest at the rate of 8% per annum. The loan and accrued interest were repaid in February 2004.

On December 23, 2003, GAM loaned the Company $50,000 as evidenced by a convertible promissory note. The terms of the convertible promissory note provided for a $5,000 interest payment, payable in cash or in-kind. The convertible promissory note matured upon the Company realizing $1,000,000 of gross proceeds from the private placement which commenced subsequent to the end of the 2003 fiscal year. In connection with this transaction, the Company issued warrants to purchase 50,000 shares of common stock. The Company did not attribute any value to these warrants due to immateriality. The loan and accrued interest were repaid in February 2004.

On December 29, 2003, Robit Nominees Pty Ltd. loaned the Company $78,096. The loan was evidenced by a promissory note bearing interest at the rate of 8% per annum. The loan and accrued interest were repaid in February 2004.

On September 6, 2004, the Company entered into promissory notes payable totaling $212,848 with Tibor N. Vertes, our Chief Executive Officer and Chairman, and Gregory L. Hrncir, our President and a Director, for accrued salary and consulting services rendered, respectively. Repayment of the notes commenced on October 1, 2004 and will continue until maturity on December 1, 2005. The notes are non-interest bearing and had a balance of $169,553 at December 31, 2004. Upon the occurrence of an event of default, the principal amount of the notes shall be increased to reflect accrued interest of 10% per annum from August 1, 2003 to September 6, 2004.

On September 30, 2004, Tibor Vertes, our Chief Executive Officer and Chairman, loaned the Company $43,007. The loan was repaid in October 2004.


On February 15, 2002, G&EG entered into an Agreement and Plan of Merger (the "GET Merger Agreement") with Innovative Gaming Corporation of America, a Nevada corporation ("IGCA"). In August 2002, the GET Merger Agreement was unilaterally terminated by IGCA. A settlement agreement with an effective date of February 25, 2003 was signed by both parties. The agreement provided consideration to the Company for an outstanding bridge loan made to IGCA by the Company in the original principal amount of $374,970, and settled the outstanding litigation, commenced by the Company against IGCA. In addition, a license agreement had been entered into between IGCA and G&EG in full consideration for the outstanding development work and out-of-pocket expenses incurred by the Company during the period prior to the termination of the merger. Specifically, the Company received a non-exclusive, worldwide, perpetual, irrevocable license to IGCA's software, hardware, hardware tools, mathematics and pay tables relating to three titles and a multiplayer poker game. Due to the uncertainties related to the ability of the Company to realize any benefits from the licenses, rights and other assets it received as a result of the settlement with IGCA, the Company did not attribute any value to those assets.

On February 24, 2003, a member of management assigned a promissory note, previously issued to him by IGCA in conjunction with a loan in the original principal amount of $125,000, to the Company in the amount of $133,657 in consideration for the issuance by the Company of an interest bearing promissory note to the member of management in a like amount.

During 2003, the outstanding balance of the IGCA bridge loan and the note receivable totaling $508,627 was deemed to be uncollectible and written off as shown in the accompanying 2003 consolidated statement of operations.


NOTE 8 - SENIOR SECURED NOTE PAYABLE

      On September 2, 2004, the Company entered into a Senior Secured Bridge Note (the "Bridge Note") in the amount of $750,000 with GEG Holdings, LLC, a Delaware limited liability company ("GEG Holdings") an affiliate of Cantor. The Bridge Note matures on August 30, 2009.

      The terms of the Bridge Note provide for the funding to occur in three tranches. The first funding of $250,000 occurred on September 2, 2004. The second and third tranches, each in the amount of $250,000, subject to the satisfaction of certain conditions, were funded on October 1 and November 1, 2004. The Bridge Note is secured by a perfected first priority security interest in all of the intellectual property assets of the Company. No principal amount of this note may be repaid, in whole or in part, prior to maturity, without the express written approval of GEG Holdings at its sole discretion.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The outstanding principal amount of the Bridge Note accrues interest at the Federal Funds Effective Rate of Interest (2.00% as of December 31, 2004), in effect from time to time, plus 6% per annum and accrues semi-annually, in arrears, on December 1, 2004 and on each June 1 and December 1 thereafter (each an "Interest Payment Date"). The Bridge Note does not require the Company to make cash interest payments until maturity. Interest will be payable in cash only at maturity or, at the option of GEG Holdings, (A) by the issuance on each Interest Payment Date of an immediately exercisable five year warrant (an "Interest Warrant") to purchase shares of a new class of convertible preferred stock (the "Convertible Preferred Stock"), for an exercise price per share of the lesser of (i) the average of the closing market price of the Company's common stock, for the 30 days prior to the applicable Interest Payment Date, but in any event not less than $0.40 per share, and (ii) $0.54 per share, that number of shares of Convertible Preferred Stock equal to the interest payment then due, rounded up to the nearest share; or (B) by the issuance on any subsequent Interest Payment Date of an Interest Warrant, on the then fully accrued amount.

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

      On December 8, 2004, the Company entered into a Loan Facility and Investment Agreement (the "Investment Agreement") with Cantor, pursuant to which, as more fully described below, Cantor has agreed to provide up to an additional $1,250,000 (the "Additional Amount") in senior secured debt financing to the Company, in exchange for, among other things, the right to acquire control of the Company upon the conversion and exercise of various securities that Cantor and its affiliates received from the Company and certain stockholders upon entering into the Investment Agreement. Immediately prior to the execution and delivery of the Investment Agreement, GEG Holdings assigned to Cantor, and Cantor assumed from GEG Holdings, all of GEG Holdings' rights and obligations with respect to the Bridge Financing. Consequently, the Investment Agreement relates to an aggregate of up to $2,000,000 (the "Loan Amount") of senior secured financing.

      Pursuant to the Investment Agreement, Cantor has agreed to loan the Additional Amount to the Company in four installments, subject in each instance to the satisfaction of customary closing conditions: (i) $250,000 upon the execution of the Investment Agreement; (ii) $500,000 on December 31, 2004; (iii) $250,000 on March 31, 2005; and (iv) $250,000 on June 30, 2005. The first two fundings totaling $750,000 occurred in December 2004. The Loan Amount is evidenced by a five year senior secured promissory note (the "Note") which bears interest at the federal funds rate of interest in effect from time to time, plus 6% per annum. Interest accrues semi-annually, in arrears, on December 1 and June 1 of each year during the term of the Note (each, an "Interest Payment Date"). The Note does not require the Company to make cash interest payments until maturity, and the Loan Amount is secured by a perfected, first priority security interest in all of the intellectual property assets of the Company. Cantor's first priority security interest in the intellectual property is evidenced by a security agreement that was executed and delivered upon the entering into of the Bridge Financing (the "Security Agreement") and which was assigned to Cantor pursuant to the Assignment and Assumption Agreement.

      During the term of the Investment Agreement, which extends for as long as Cantor holds any debt or equity securities that it acquired from the Company pursuant to the Investment Agreement, Cantor has various rights with respect to the Company. Specifically, during the term of the Investment Agreement, among other things: (i) Cantor has the right to board representation in the form of two board seats or two board observers (or a combination of the two); (ii) Cantor has the right to receive periodically and upon request various financial and other information from the Company; (iii) Cantor has pre-emptive rights with respect to the issuance of any additional equity securities; (iv) Cantor has so-called "demand" and "piggyback" registration rights with respect to the equity securities of the Company owned by Cantor, however acquired, either pursuant to the Investment Agreement or otherwise; and (v) without the affirmative prior written consent of Cantor, the Company may not, among other things, (a) issue any additional equity securities, (b) incur any additional indebtedness, (c) effect a change in control, (d) amend or modify the Company's by-laws or articles of incorporation, (e) modify or enter into new employment agreements with any executive officer of the Company, or (f) license any of its intellectual property. In addition, Cantor has the right to cause the Company to reincorporate in the State of Delaware (the "Reincorporation").

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      As noted above, in connection with entering into the Investment Agreement, Cantor received the right to acquire control of the Company pursuant to various equity instruments that it received from the Company and certain stockholders simultaneously with the entering into of the Investment Agreement. Specifically, the Company issued to Cantor a five year stock purchase warrant (the "Equity Warrant"), immediately exercisable in whole or in part for up to at least 8,000,000 shares of the Company's common stock, at an initial per share exercise price of $0.60, subject to adjustment. The Equity Warrant also has anti-dilution protection that provides that Cantor shall always be entitled to acquire a fixed percentage of the Company's issued and outstanding common stock on a fully diluted basis exclusive of the Equity Warrant and "Debt Warrant" (as defined below) issued to Cantor. In addition, in the event that the Company effects the Reincorporation, the Equity Warrant is exercisable into shares of convertible preferred stock that the Company will have available for issuance upon such Reincorporation.

      Cantor also received a stock purchase warrant relative to the Loan Amount (the "Debt Warrant"), which is immediately exercisable in whole or in part by Cantor, at its election, either for cash, or by converting all or a portion of the then outstanding principal amount of the Note into shares of common stock. The initial per share exercise price of the Debt Warrant, subject to adjustment, is equal to the lesser of (i) the average of the closing market price of the common stock for the 30 days prior to the applicable exercise date, but in no event less than $0.40 per share, and (ii) $0.54 per share. The Debt Warrant also has anti-dilution protection such that at all times it is exercisable into no less than a fixed percentage of the Company's issued and outstanding common stock on a fully diluted basis exclusive of the Equity Warrant and the Debt Warrant issued to Cantor. In the event and to the extent Cantor exercises the Debt Warrant with cash, rather than converting the then outstanding principal amount of the Note, the Loan Amount evidenced by the Note will remain a continuing liability of the Company. As is the case with the Equity Warrant, in the event that the Company effects the Reincorporation, the Debt Warrant is exercisable into shares of convertible preferred stock that the Company will have available for issuance upon such Reincorporation.

      As noted above, interest on the Note is payable in cash only at maturity. Prior to the maturity, however, Cantor has the right to convert the accrued interest on the Note into shares of common stock pursuant to one or more interest warrants (each an "Interest Warrant") at a price per share equal to the lesser of (a) the average of the closing market price of the common stock for the 30 days prior to the applicable Interest Payment Date, but in any event not less than $0.40 per share, and (b) $0.54 per share, rounded up to the nearest share. As is the case with the Equity Warrant and the Debt Warrant, in the event of a Reincorporation of the Company, the Interest Warrant will be exercisable for shares of convertible preferred stock of the Company that the Company will have available for issuance upon such Reincorporation.

      Upon a Reincorporation, it is presently anticipated that the convertible preferred stock that will be available for issuance upon the exercise of the Equity Warrant, the Debt Warrant and the Interest Warrant would have the following rights, preferences and privilege, among others: (i) a liquidation preference of $0.60 per share; (ii) be convertible into shares of Common Stock on a one-to-one basis; (iii) rank senior to all other series of preferred stock outstanding; (iv) full ratchet anti-dilution protection; (v) a right of first refusal with respect to any equity or convertible securities issued by the Company; (vi) four immediate demand registration rights and unlimited customary piggy back registrant rights; and (vii) various protective voting rights.

      Simultaneously upon entering into the Investment Agreement, Cantor also entered into an Option Agreement and Irrevocable Proxy (the "Option Agreement") with various parties, including the executive officers and directors of the Company (all such parties, collectively, the "Optionors"). Under the terms of the Option Agreement, Cantor has an irrevocable option (the "Option") to purchase up to 7,500,000 shares of common stock (the "Option Shares") beneficially owned by the Optionees on the following terms: (A) upon the execution of the Option Agreement until December 31, 2005, up to 7,500,000 Option Shares, at an exercise price of $0.60 per share; (B) from January 1, 2006 until December 31, 2006, the balance of the 7,500,000 Option Shares not purchased prior to this period, not to exceed 5,000,000 Option Shares, at an exercise price of $0.80 per share; and (C) from January 1, 2007 until December 31, 2007, the balance of the 7,500,000 Option Shares not purchased prior to this period, not to exceed 2,500,000 Option Shares, at an exercise price of $1.00 per share; provided, however, that Cantor shall not be able to exercise the Option to acquire more than 54% of the common stock. The Optionors also granted Cantor a right of first refusal with respect to any proposed sale by an Optionor of their Option Shares. Upon the execution of the Option Agreement, the Optionors agreed to vote all of their shares of common stock, including but not limited to their Option Shares, in favor of any Cantor nominee to the Board of Directors. Finally, the Optionors have granted Cantor an irrevocable proxy with respect to all of their shares of common stock, including their Option Shares, which shall only be effective upon Cantor's acquisition of beneficial ownership of at least 11,700,000 shares of the Company's common stock (or in the event of the Reincorporation, acquisition of convertible preferred stock that is convertible into 11,700,000 shares of common stock).

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Simultaneously upon the entering into of the Investment Agreement, Cantor and the Company, and the Company's wholly owned subsidiary, Gaming & Entertainment Technology Pty Ltd. ("GET"), also entered into an Amended and Restated Software Development and License Agreement (the "Software Agreement") which amends and supercedes that certain Software Development and License Agreement that the Company and GET entered into with GEG Holdings in connection with the Bridge Financing, and which was assumed by and assigned to Cantor pursuant to the Assignment and Assumption Agreement. The Software Agreement provides for royalties and development revenues to be paid by Cantor to the Company, and requires that the Company develop for and license to Cantor, on an exclusive basis throughout the world (subject only to a pre-existing license previously granted by the Company and GET to a third party), the Company's proprietary gaming software for use in connection with the Internet and/or any other technology, whether now existing or hereafter devised using a computer or similar device. The Company is presently engaged in software development for Cantor pursuant to the Software Agreement.

      The Company's proprietary software which is the subject of the Software Agreement has been delivered into escrow with an unaffiliated third party pursuant to an escrow agreement. (the "Escrow Agreement") and Cantor has access to such escrowed software under various circumstances.

      The Company received total proceeds of $1,500,000 from the Bridge Note in 2004 and recorded an aggregate discount of $1,110,340 for the fair value of the 13,000,000 warrants issued in connection with the Bridge Note. This discount will be amortized over the period of the related debt using the straight-line method. Amortization of the discount, which is included in interest expense, amounted to $18,865 for the year ended December 31, 2004.


NOTE 9 - INFORMATION ABOUT GEOGRAPHICAL AREAS

The Company operates in one reportable segment - internet gaming software development. Information about geographical areas is set forth below for the years ended December 31, 2004 and 2003:

December 31, 2004

                             Revenues from
Geographical area          external customers            Long-lived assets
-----------------          ------------------            -----------------

United States                        --                   $ 88,543
United Kingdom                       --                   $  2,415
Australia                      $312,401                   $ 23,857
                               --------                   --------
                               $312,401                   $114,815
                               ========                   ========

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

                             Revenues from
Geographical area          external customers            Long-lived assets
-----------------          ------------------            -----------------

United States                        --                         --
United Kingdom                       --                         --
Australia                      $833,933                   $ 80,797
                               --------                   --------
                               $833,933                   $ 80,797
                               ========                   ========

NOTE 10 - INCOME TAXES

At December 31, 2004, the Company had available for U.S. federal and state income tax purposes, net operating loss carryforwards of approximately $2,600,000 that expire through 2024 and foreign loss carryforwards of approximately $2,900,000. The Company had no other significant temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, management does not consider the realization of the deferred tax assets attributable to the potential benefits of approximately $2,900,000 from the utilization of those net operating loss carryforwards to be more likely than not and, accordingly, the Company offset the deferred tax assets by an equivalent valuation allowance as of December 31, 2004.

The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances as of December 31, 2003 and 2002. As a result of increases in the valuation allowance of approximately $800,000 and $1,300,000 in 2004 and 2003, respectively, the Company did not recognize any credits for income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses in those years.

NOTE 11 - SUBSEQUENT EVENTS

The Company continues to increase its obligation to issue penalty shares, at the rate of 75,100 per month, in favor of the investors in the Company's private placement of May 2004 (see Note 8). The increase in the obligation to pay penalty shares will cease concurrent with the filing of a registration statement on Form S-3 in March 2005. Once the filing is made, we will issue certificates representing the penalty shares to each of the investors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS

      We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2004 fiscal year. This evaluation was done with the participation of our chief executive officer and president, Tibor N. Vertes and Gregory L. Hrncir, respectively. Mr. Vertes serves as our principal executive officer and Mr. Hrncir serves as our principal financial and accounting officer.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

      Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

      Based on this evaluation, we concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

      There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The following information is furnished with respect to each member of our board of directors, our executive officers who are not directors, and our key employees. There are no family relationships between or among any of our directors or executive officers. Each of our executive officers is an employee of Gaming & Entertainment Group, Inc. and serves at the discretion of our board.

      DIRECTORS AND EXECUTIVE OFFICERS

Name                Age      Position
Tibor N. Vertes     56       Chief Executive Officer and Chairman of the Board
Gregory L. Hrncir   38       President, Secretary and a Director
Kevin J. Burman     44       Chief Operating Officer
Jay Sanet           55       Director

----------

      Set forth below is a description of the background of each of our executive officers and directors:

      Tibor N. Vertes, 56, serves as our Chief Executive Officer and Chairman of the Board of Directors. Mr. Vertes was a practicing attorney from 1972 to 1989, at which time he retired as the senior partner of the Yellands law firm, Melbourne, Australia. During his legal career, Mr. Vertes specialized in financial services having represented many financial institutions. Thereafter, Mr. Vertes worked as an international business consultant in Hong Kong, specializing in financial services and telecommunications related matters. Commencing in 1995, Mr. Vertes became an officer of Ezi Phonecard Pty Ltd., a leading pre-paid telecommunications entity and was instrumental in reorganizing its capital and business structure before its sale to RSL Com, a global telecommunications concern based in New York. Upon the sale of Ezi Phonecard, Mr. Vertes founded Gaming & Entertainment Group, Inc. Mr. Vertes is admitted to practice as a Barrister and Solicitor of the High Court of Australia, and Supreme Court of NSW and Victoria. Mr. Vertes presently serves as Chairman of Capital First Group (mortgage banking and financial services). Mr. Vertes received a Bachelor of Laws from Sydney University Law School.

      Gregory L. Hrncir, 38, has served as our President, Secretary and a Director since 2003, and has been involved with us in a consultancy capacity since 1996. From 2000 to 2003, Mr. Hrncir served as an officer of eRoomSystem Technologies, Inc., a provider of proprietary software and hardware products to the hospitality industry. In 1999, Mr. Hrncir served as an officer of PayStation America, Inc., an e-commerce company that provided a proprietary automated bill payment solution in the United States prior to its sale. In 1994, Mr. Hrncir commenced his professional career in private legal practice in Los Angeles, California, specializing in corporate and securities matters representing issuers and investment banks in a variety of transactions. Mr. Hrncir serves on the Board of Directors of Pacific Payment Systems, Inc., a privately held company that is the successor to PayStation. Mr. Hrncir received a Bachelor of Science from Arizona State University and a Juris Doctor from Whittier Law School. Mr. Hrncir is a member of the Arizona and California State Bars and a member of numerous philanthropic and industry associations.

      Kevin J. Burman, 44, serves as our Chief Operating Officer. Mr. Burman is responsible for business development and project management of our United Kingdom operations. Since joining us in 1999, Mr. Burman has managed several government validation projects for us, the first of which was successfully concluded in May 2000 with the Tasmanian Gaming Commission approving our online gaming system for live running at Wrest Point Casino in Hobart, Australia. Recently, Mr. Burman has overseen the planning and development of new Internet casino web sites for customers around the world, including The Venetian, Las Vegas, Nevada, and the joint venture with Electrocoin in the United Kingdom. Mr. Burman has more than twenty years of technical and senior management experience in the software development industry, including, most recently, as a management consultant specializing in information technology and financial systems. Previously, Mr. Burman worked for 17 years with DST International in London and Sydney, with whom he moved to Australia in 1992 to establish its Asia-Pacific headquarters. Mr. Burman has led major projects in Europe, the United Kingdom and in the Asia-Pacific region. Mr. Burman received a Masters in Business Administration from University of Keele, Staffordshire, United Kingdom.

      Jay Sanet, 55, has served as a Director since 2004, and as a Director of NorStar Group, Inc. during the period 1998 through 2003. From 2002 to January 2004, Mr. Sanet served as Chief Executive Officer, President and Chairman of the Board of Directors of NorStar. Mr. Sanet worked in the securities industry for more than 25 years in various executive positions. Mr. Sanet received a bachelor's degree in finance from the New York Institute of Finance.

KEY EMPLOYEES

      William McMaster, 33, serves as our Chief Technology Officer. Mr. McMaster has many years of experience in high technology research and development, and has extensive knowledge of computer systems, real time operating systems, software and network architecture and security. Formerly, Mr. McMaster served on key research and development teams with Intel Corporation and Sandia National Labs studying long-range laser and optic systems. In 1993, Mr. McMaster continued his career developing redundant storage and control systems for a number of United States companies and agencies. Mr. McMaster went on to serve as Vice President of Operations and Information Technology with FNBM, overseeing a high transaction credit card and CD banking system. Immediately prior to joining us, Mr. McMaster served for the three years as the Director of Engineering and Information Technology for Innovative Gaming Corporation of America developing PC-based Class II, Class III and multi-player gaming machines. Mr. McMaster has extensive knowledge of United States gaming operations, systems and regulations, and plays a key role in expanding our various global gaming initiatives. Mr. McMaster studied Physics at the Massachusetts Institute of Technology, and holds a Bachelor's degree in Computer Engineering from the University of Wisconsin.

COMMITTEES OF THE BOARD OF DIRECTORS

      Our board has no authorized standing committees, but we intend to form an audit committee and a compensation committee in the upcoming months. In the interim, audit and compensation matters are reviewed by all of our board members.

BOARD OF DIRECTORS MEETINGS

      We had two board meetings during the fiscal year ended December 31, 2004. All of the directors attended each of such meetings. The remaining matters were approved by the board of directors via unanimous written consent.

DIRECTOR COMPENSATION

      Our non-employee directors receive an attendance fee of $500 per board meeting attended. In addition, non-employee directors receive an annual stock option grant to purchase 25,000 shares of our common stock. Employee directors do not receive additional compensation for serving as a board member.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires our reporting directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Gaming & Entertainment Group, Inc. with the Commission. Officers, directors and stockholders holding more than 10% of the class of stock are required to furnish us with copies of all Section 16(a) forms they file with the Commission.

      To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all reports required under
Section 16(a) were filed as required with the Commission with the exception of Schedules 13D for Mr. Vertes, Mr. Hrncir and Gaming & Entertainment Group, Ltd. Schedules 13D were filed by each of the foregoing parties on January 12, 2005.

CODE OF ETHICS

      We are still in the process of evaluating the code of ethics requirements of Item 406 of Regulation S-B of the Exchange Act, our existing policies and procedures, applicable regulatory requirements and the various elements that such code should contain given the diverse nature of our company. We anticipate adopting a code of ethics that meets the requirements of Item 406 of Regulation S-B on or before the date of our 2005 Annual Meeting of Stockholders, but not later than October 31, 2005. Once adopted, we will file a copy of our code of ethics with the Commission. In addition, we intend to disclose any amendment to such code or any waivers granted to our executive officers or directors under such code of ethics through the filing of a current report on Form 8-K with the Commission within five business days following the date of any such amendment or waiver.

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officer, our president and secretary, our chief operating officer and our sole non-employee director for the fiscal years ended 2004, 2003 and 2002.

                                                                               Long-Term
                                       Annual Compensation                   Compensation
  Name and Principal          Year           Salary           Bonus             (Stock/             All Other
       Position                               ($)              ($)             Options)            Compensation
------------------------------------------------------------------------------------------------------------------
Tibor N. Vertes,              2004             179,167               0                 0                     0
   Chief Executive            2003              97,874               0           955,214                     0
   Officer and                2002              41,474               0                 0                     0
   Chairman(1)

Gregory L. Hrncir,            2004             172,500               0                 0               104,125
   President and              2003              15,000               0           800,000                62,500
   Secretary(2)               2002                   0               0                 0                29,400

Kevin J Burman,               2004             121,565               0           200,000                     0
   Chief Operating            2003             108,485               0                 0                     0
   Officer(3)                 2002             104,474               0                 0                     0

Jay Sanet,                    2004                   0               0            25,000                 2,000
    Director(4)               2003                   0               0           120,912                     0
                              2002                   0               0                 0                     0

----------
      (1) Mr. Vertes serves as our Chief Executive Officer and Chairman. On December 31, 2002, Mr. Vertes converted his accrued salary, in the amount of $339,000 (relating to the period from our inception through such date), and short-term loans, in the amount of $19,281, into 583,746 shares of common stock and a warrant to purchase 477,707 shares of our common stock. The conversion was made on terms identical to the securities sold by us in the 2003 Offering. In August 2003, the Company entered into an employment agreement with Mr. Vertes for four years and subject to earlier termination under certain circumstances. The employment agreement for Mr. Vertes provides for an annual salary of $185,000 and an annual cash bonus if certain performance goals are met.

      Since September 2004, Mr. Vertes has been paid at the rate of $130,000 per annum. The amounts by which payments were reduced have been accrued by the Company from October 1, 2004 based upon a revised annual salary of $180,000, which amount has been orally agreed to by the Company and Mr. Vertes.

      (2) Mr. Hrncir serves as our President and Secretary. In 2003, we issued Mr. Hrncir an option to purchase 800,000 shares of common stock at $0.75 per share. In August 2003, the Company entered into an employment agreement with Mr. Hrncir for four years and subject to earlier termination under certain circumstances. The employment agreement for Mr. Hrncir provides for an annual salary of $175,000, health and other benefits totaling $1,500 per month, and an annual cash bonus if certain performance goals are met. Since September 2004, Mr. Hrncir has been paid at the rate of $130,000 per annum. The amounts by which payments were reduced have been accrued by the Company from October 1, 2004 based upon a revised annual salary of $180,000, which amount has been orally agreed to by the Company and Mr. Hrncir. Other compensation for Mr. Hrncir for fiscal years 2002, 2003 and 2004 relates to payments for unpaid consulting services rendered during the period 1999 through July 2003.

      (3) Mr. Burman serves as our Chief Operating Officer. In September 2004, the Company entered into an employment agreement with Mr. Burman for one year and subject to earlier termination under certain circumstances. The employment agreement for Mr. Burman provides for an annual salary of 72,000 pounds sterling(approx. $135,000), an annual cash bonus if certain performance goals are met, and a commission in the form of a percentage of sales and revenue sharing placements originated by Mr. Burman in the United Kingdom. On October 1, 2004, Mr. Burman's annual salary was revised to $180,000 in consideration for the elimination of the sales commissions contemplated in Mr. Burman's employment agreement. The revised annual salary, and elimination of the sales commission provision, was orally agreed to by the Company and Mr. Burman. Since October 1, 2004, Mr. Burman has been paid at the reduced annual salary of $130,000. The amounts by which payments were reduced have been accrued by the Company.

      (4) Mr. Sanet serves as a Director and previously served as Chief Executive Officer, President and Chairman of NorStar Group, Inc. In lieu of salary and bonus, Mr. Sanet was issued 120,712 shares of common stock in 2003. In 2004, we issued Mr. Sanet an option to purchase 25,000 and paid him $2,000 for consulting services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The table below sets forth the beneficial ownership of our common stock as of February 18, 2005 by:

      o     All of our directors and executive officers, individually;

      o     All of our directors and executive officers, as a group; and

      o All persons who beneficially own more than five percent of our outstanding common stock.

      The beneficial ownership of each person (other than Cantor G&W (Nevada), L.P. as described in footnote six below) was calculated based on 19,107,352 shares of our common stock outstanding as of February 18, 2005, according to the record ownership listings as of that date and the verifications we solicited and received from each director, executive officer and five percent holder. The table below does not include shares of common stock to be issued to investors in the 2004 Offering as a result of our failure to timely file registration statement in connection therewith. The Commission has defined "beneficial ownership" to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if the person owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of February 18, 2005 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Gaming & Entertainment Group, Inc., 6757 Spencer Street, Las Vegas, Nevada 89119.

NAME OF DIRECTOR OR EXECUTIVE OFFICER                                 NUMBER OF SHARES              PERCENTAGE
---------------------------------------------------------------    ------------------------    ---------------------
Tibor N. Vertes(1)                                                          7,135,890                37.5%
Gregory L. Hrncir(2)                                                        2,388,567                12.6%
Kevin J. Burman(3)                                                            723,005                 3.8%
Jay Sanet(4)                                                                   27,012                 0.1%
Directors and executive officers as a group (4 persons)(5)                 10,274,474                54.0%
NAME OF FIVE PERCENT HOLDERS                                          NUMBER OF SHARES             PERCENTAGE
---------------------------------------------------------------    ------------------------    ---------------------
Cantor G&W (Nevada), L.P.(6)                                               20,152,669                65.6%
Gaming & Entertainment Group, Ltd.(7)                                       1,221,975                 6.4%
HSBC Global Custody Nominee UK Limited(8)                                   1,000,000                 5.3%
Renaissance US Growth Investment Trust PLC(9)                               1,000,000                 5.3%
Renaissance Capital Growth & Income Fund III, Inc. (10)                     1,000,000                 5.3%

----------
      (1) The shares of common stock beneficially owned by Tibor N. Vertes, our Chief Executive Officer and Chairman, include 6,658,183 shares held by the Vertes Family Trust and warrants to purchase 477,707 shares of common stock, exercisable at $1.50 per share, held by the Vertes Family Trust.

      (2) The shares of common stock beneficially owned by Gregory L. Hrncir, our President, Secretary and a Director, include 1,588,567 shares held by the Hrncir Family Trust and options to purchase 800,000 shares of common stock, exercisable at $0.75 per share, held by the Hrncir Family Trust.

      (3) The shares of common stock beneficially owned by Kevin J. Burman, our Chief Operating Officer, include 523,005 shares issued to Mr. Burman directly, and options to purchase 200,000 shares of common stock, exercisable at $0.70 per share, issued to Mr. Burman directly.

      (4) The shares beneficially owned by Jay Sanet, a director, include 2,012 shares of common stock issued to Mr. Sanet directly, and options to purchase 25,000 shares of common stock, exercisable at $0.75 per share, held by Mr. Sanet.

      (5) Represents the collective beneficial ownership of our common stock by Tibor N. Vertes, Gregory L. Hrncir, Kevin J. Burman and Jay Sanet.

      (6) The shares of common stock beneficially owned by Cantor include 948,966 shares purchased in a non-open market transaction in 2004, a warrant to purchase 8,000,000 shares of common stock, exercisable at $0.60 per share through December 9, 2009, and a warrant to purchase up to $2,000,000 of common stock of the Company, exercisable at not less than $0.40 per share and not more than $0.54 per share through December 9, 2009. In addition, Cantor has an option to purchase up to 7,500,000 shares of common stock from the Company's executive officers and certain other third parties at a price per share of not less than $0.60 and not more than $1.00. Cantor is an entity that does not control, is not controlled by or under common control with us; provided, however, Cantor could effect a change of control of the Company by exercising the various securities mentioned in this footnote. The percentage ownership of Cantor set forth above assumes (i) the full exercise of the warrant to purchase 8,000,000 shares and the option to purchase 7,500,000 shares, (ii) that the warrant to purchase $2,000,000 of our common stock is exercised at $0.54 per share, and (iii) there are 30,721,055 shares of common stock outstanding following the aforementioned warrant and option exercises. The registered business address for Cantor is 135 East 57th Street, New York, NY 10022.

      (7) Represents shares issued directly to Gaming & Entertainment Group, Ltd., or GAM, an entity that does not control, is not controlled by or under common control with us. The registered business address for GAM is c/o Suite 2, 1233 High Street, Armadale, Victoria, Australia 3143.

      (8) Represents 500,000 shares of common stock and a warrant to purchase 500,000 shares of common stock purchased in the 2004 Offering. In addition, as of the date of filing of this Annual Report, we are obligated to issue HSBC Global Custody Nominee UK Limited, or HSBC Global, 112,500 shares of our common stock due to our failure to file a registration statement in conjunction with the 2004 Offering by the prescribed date. The registration statement on Form S-3 will be filed in March 2005. These shares, which will be issued in March 2005, are not represented in the table above. HSBC Global is an entity that does not control, is not controlled by or under common control with us. The registered business address of HSBC Global is 8080 North Central Expressway, Suite 210, LB-59, Dallas, Texas, 75026.

      (9) Represents 500,000 shares of common stock and a warrant to purchase 500,000 shares of common stock purchased in the 2004 Offering. In addition, as of the date of filing of this Annual Report, we are obligated to issue Renaissance US Growth Investment Trust PLC, or Renaissance US Growth, 112,500 shares of our common stock due to our failure to file a registration statement in conjunction with the 2004 Offering by the prescribed date. The registration statement on Form S-3 will be filed in March 2005. These shares, which will be issued in March 2005, are not represented in the table above. Renaissance US Growth is an entity that does not control, is not controlled by or under common control with us. The registered business address of Renaissance US Growth is 8080 North Central Expressway, Suite 210, LB-59, Dallas, Texas, 75026.

      (10) Represents 500,000 shares of common stock and a warrant to purchase 500,000 shares of common stock purchased in the 2004 Offering. In addition, as of the date of filing of this Annual Report, we are obligated to issue Renaissance Capital Growth & US Income Fund III, Inc., or Renaissance Capital Growth, 112,500 shares of our common stock due to our failure to file a registration statement in conjunction with the 2004 Offering by the prescribed date. The registration statement on Form S-3 will be filed in March 2005. These shares, which will be issued in March 2005, are not represented in the table above. Renaissance Capital Growth is an entity that does not control, is not controlled by or under common control with us. The registered business address of Renaissance Capital Growth is 8080 North Central Expressway, Suite 210, LB-59, Dallas, Texas, 75026.

EQUITY COMPENSATION PLAN INFORMATION

      2004 STOCK OPTION AND INCENTIVE PLAN

      The 2004 Stock Option and Incentive Plan, or the Plan, was adopted by our board on April 1, 2004 and approved by our stockholders on June 14, 2004. The Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options. Under the Plan, we can grant awards for the purchase of up to 3,500,000 shares of common stock in the aggregate, including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of March 1, 2005, we will have options outstanding to purchase 2,173,140 shares of our common stock under the Plan.

      Our board of directors currently determines the persons to whom awards will be granted, the nature of the awards, the number of shares to be covered by each grant, the terms of the grant and with respect to options, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option. Later this year, we will form a compensation committee, comprised of a majority of non-employee directors that will oversee administration of the Plan.

      OPTION GRANTS IN 2004

      On January 16, 2004, we issued Jay Sanet, a non-employee director, an option to purchase 25,000 shares of common stock, exercisable at $0.75 per share, pursuant to our Plan. In addition, on June 3, 2004, we issued an option to purchase 200,000 shares of common stock to Kevin J. Burman, our Chief Operating Officer. The option issued to Mr. Burman is exercisable at $0.70 per share and was issued pursuant to our Plan. We did not grant stock options to any other named executive officer in fiscal year 2004.

EMPLOYMENT AGREEMENTS

      In August 2003, the Company entered into employment agreements with Tibor
N. Vertes, Gregory L. Hrncir and William McMaster. The employment agreements with Messrs. Vertes and Hrncir, who are directors and executive officers of the Company, were for four years and the employment agreement with Mr. McMaster was for two years, all subject to earlier termination under certain circumstances. The employment agreement for Mr. Vertes provides for an annual salary of $185,000, which may be increased by the board of directors, and an annual cash bonus of $35,000 to $100,000 if certain performance goals are met. Since September 1, 2004, Mr. Vertes has been paid a reduced annual salary of $130,000. The amounts by which payments were reduced have been accrued by the company from October 1, 2004 based on a revised annual salary of $180,000. The revised annual salary was orally agreed to by the Company and Mr. Vertes. The employment agreement for Mr. Hrncir provides for an annual salary of $175,000, which may be increased by the board of directors, an allowance of $1,500 per month for health care and other benefits, and an annual cash bonus of $35,000 to $100,000 if certain performance goals are met. Since September 1, 2004, Mr. Hrncir has been paid a reduced annual salary of $130,000. The amounts by which payments were reduced have been accrued by the company from October 1, 2004 based on a revised annual salary of $180,000. The revised annual salary was orally agreed to by the Company and Mr. Hrncir. The employment agreement for Mr. McMaster provides for an annual salary of $120,000, which may be increased by the board of directors, and an annual cash bonus if certain performance goals are met.

      In September 2004, the Company entered into an employment agreement with Kevin J. Burman, who is an officer of the Company, for one year, subject to earlier termination under certain circumstances. The employment agreement for Mr. Burman provides for an annual salary of 72,000 pounds sterling (approximately $135,000), which may be increased by the board of directors, an annual cash bonus of $35,000 to $100,000 if certain performance goals are met, and a percentage of sales in the form of a commission. On October 1, 2004, Mr. Burman's annual salary was revised to $180,000 in consideration for the elimination of the sales commissions contemplated in Mr. Burman's employment agreement. The revised annual salary, and elimination of the sales commission provision, was orally agreed to by the Company and Mr. Burman. Since October 1, 2004, Mr. Burman has been paid at the reduced annual salary of $130,000. The amounts by which payments were reduced have been accrued by the Company.

      The employment agreements with Messrs. Vertes, Hrncir, Burman and McMaster contain provisions relating to confidentiality, non-competition and non-solicitation of employees during employment and for a period following termination. In addition, the employment agreements provide for the assignment of all rights to personal inventions during employment and for a period following termination. We have the right to terminate the employment of Messrs. Vertes, Hrncir, Burman and McMaster with cause or in the event of permanent disability. We also have the right to terminate the employment of Messrs. Vertes, Hrncir and Burman without cause. "Cause" is defined as substantial failure to perform duties, willful misconduct injurious to the company, conviction of a felony or breach of certain confidentiality, non-competition or non-solicitation provisions. "Permanent Disability" is defined as failure to perform his duties for 90 days due to physical or mental illness. If the employment of Messrs. Vertes, Hrncir or Burman is terminated for any reason other than death, permanent disability or cause, we must continue to pay the greater of the base salary for the previous calendar year or the remaining base salary payable over the remaining term of the employment agreement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The following table sets forth information regarding grants of stock options during the fiscal year ended December 31, 2004 made to our executive officers.

Individual Grants

                       Number of Securities       Percent of Total
                       Underlying Options/Sirs    Options/Sirs Granted to    Exercise or Base Price
Name                   Granted                    Employees in Fiscal Year   ($/Share)                      Expiration Date
-------------------    -----------------------    -----------------------    ---------------------     ---------------------------
Tibor N. Vertes                     0                      0.0%                      N/A                            N/A
Gregory L. Hrncir                   0                      0.0%                      N/A                            N/A
Kevin J. Burman               200,000                     88.9%                     $0.70                       June 3, 2014
Jay Sanet                      25,000                     11.1%                     $0.75                     January 16, 2007
                       -----------------------    -----------------------    ---------------------
Total                         225,000                    100.0%                     $0.71

      The stock options issued to Messrs. Burman and Sanet were granted on June 3, 2004, and January 16, 2004, respectively. Mr. Burman's stock options were granted as part of his compensation as Chief Operating Officer, and Mr. Sanet's stock options were issued for serving as a non-employee director.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information regarding the exercise of stock options by Messrs. Vertes, Hrncir, Burman and Sanet as relates to the fiscal year-end value of unexercised stock options held by our named executive officers and directors. We have not issued any stock appreciation rights.

                                                            Number of Securities Underlying
                                                            Unexercised Options/SARs at Fiscal     Value of Unexercised in-the-Money
                       Shares Acquired on    Value          Year-End                               Options/SARs at Fiscal Year-End
Name                   Exercise (#)          Realized ($)   Exercisable/Unexercisable               Exercisable/Unexercisable
-------------------    ------------------    -------------  ------------------------------------   ---------------------------------
Tibor N. Vertes                 N/A             N/A             N/A          N/A                           N/A           N/A
Gregory L. Hrncir               N/A             N/A             N/A          N/A                           N/A           N/A
Kevin J. Burman                 N/A             N/A             N/A          N/A                           N/A           N/A
Jay Sanet                       N/A             N/A             N/A          N/A                           N/A           N/A

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Involving Tibor N. Vertes

      From our inception through June 30, 2002, Mr. Vertes, our Chairman and Chief Executive Officer, was not paid a salary. On December 31, 2002, Mr. Vertes converted his accrued salary, in the amount of $339,000, and short-term loans to us, in the amount of $19,281, into 477,707 shares of our common stock and a warrant to purchase 477,707 shares of common stock. The foregoing conversions were made on terms identical to the securities sold in a private placement by us in 2003. As part of our reorganization with NorStar, the 477,707 shares were forward split, the result of which is 583,746 shares of our common stock.

      On October 28, 2003, Robit Nominees Pty Ltd., an entity controlled by Mr. Vertes, loaned $50,000 to us, as evidenced by a convertible promissory note. The terms of the convertible promissory note provide for a $5,000 cash interest payment upon maturity. In addition, Robit Nominees was issued a warrant to purchase 50,000 shares of our common stock, exercisable for a period of one year at an exercise price of $1.50 per share. The promissory note matured in February 2004 and has been paid in full. The warrant terminated on October 28, 2004 and was not exercised.

      On November 6, 2003, Daniel Vertes, our controller and the son of Tibor N. Vertes, loaned us the sum of $25,000 Australian dollars ($17,729 as of such date). The loan is evidenced by a promissory note bearing simple interest at the rate of eight percent per annum. The promissory note matured on January 6, 2004 and has been paid in full.

      On December 12, 2003, Mr. Vertes loaned $10,000 to us. The loan is evidenced by a promissory note bearing simple interest at the rate of eight percent per annum. The promissory note matured on January 31, 2004 and has been paid in full.

Transactions Involving Gregory L. Hrncir


         In March 2003, we purchased an outstanding loan made by Gregory L. Hrncir, our President and a Director, to Innovative Gaming Corporation of America, or IGCA, in the original principal amount of $125,000 in consideration for the assignment by Mr. Hrncir of all rights as a secured creditor to certain assets of IGCA. The purchase involved the issuance of a promissory note in favor of Mr. Hrncir in the original principal balance amount of $133,657, the then outstanding principal balance and interest on the original loan made by Mr. Hrncir to IGCA. The original loan was made in contemplation of a Merger and Plan of Reorganization Agreement entered into in February 2002 between the Company and IGCA that was not completed. The note payable to Mr. Hrncir has been repaid in full.


      On December 1, 2003, Gregory L. Hrncir loaned $10,000 to us. The loan is evidenced by a promissory note bearing simple interest at the rate of eight percent per annum. The promissory note matured on January 31, 2004 and has been repaid in full.

Transactions Involving Gaming & Entertainment Group, Ltd.

      On October 28, 2003, Gaming & Entertainment Group, Ltd., an Australian corporation that does not control, is not controlled by or under common control with us, or GAM, loaned us $100,000 in the form of a convertible promissory note. The convertible promissory note provided for a $10,000 interest payment, payable in cash or in-kind. GAM had the right, at its sole election, to convert the outstanding principal and accrued interest into common stock. In addition, GAM was issued a warrant to purchase 100,000 shares of common stock, exercisable for a period of one (1) year at $1.50 per share. The note matured in February 2004 and has been repaid in full. The warrant terminated on October 28, 2004 and was not exercised.

      On December 23, 2003, GAM loaned us $50,000 in the form of a convertible promissory note. The convertible promissory note provided for a $5,000 interest payment, payable in cash or in-kind. GAM had the right, at its sole election, to convert the outstanding principal and accrued interest into common stock. In addition, GAM was issued a warrant to purchase 50,000 shares of common stock, exercisable for a period of one (1) year at $1.50 per share. The note matured in February 2004 and has been repaid in full. The warrant terminated on December 23, 2004 and was not exercised.

Indemnification of Directors and Officers

      We have provided for indemnification to the fullest extent permitted under Utah law in our articles of incorporation and bylaws. Although we do not currently maintain a directors' and officers' liability insurance policy, we will be inquiring as to the costs, terms and conditions for such a policy.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) Please see exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB, which is incorporated herein by reference.

      (b) During the three months ended December 31, 2004, we filed a current report on Form 8-K on December 9, 2005 in which we disclosed the execution of definitive agreements with Cantor G&W (Nevada), L.P. on December 8, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required by this item is as follows:

      J.H. Cohn LLP, or J.H. Cohn, has served as our independent registered public accounting firm for the fiscal years ended December 31, 2004 and 2003, and was selected by our board and a majority of our stockholders as our independent registered public accounting firm for the fiscal year ended December 31, 2004.

      Our board is responsible for pre-approving all audit and permissible non-audit services provided by J.H. Cohn, with certain limited exceptions. Our board of directors has concluded that the non-audit services provided by J.H. Cohn are compatible with maintaining auditor independence. In 2004, no fees were paid to J.H. Cohn pursuant to the "de minimus" exception to the pre-approval policy permitted under the Exchange Act.

      For the fiscal years ended December 31, 2004 and 2003, the fees for services provided by J.H. Cohn were as follows:

                                          2004      2003
                                         -------   -------
                Audit fees (1)           $81,507   $16,243
                Audit-related fees (2)         0         0
                Tax fees (3)               1,635     1,465
                All other fees                 0         0
                                         -------   -------
                                         $83,142   $17,708
                                         =======   =======

      (1) Audit fees: Fees for the professional services rendered for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB filings, and services normally provided in connection with statutory and regulatory filings or engagements.

      (2) Audit-related fees: Fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

      (3) Tax fees: Fees for professional services rendered with respect to tax compliance, tax advice and tax planning. This includes preparation of tax returns, claims for refunds, payment planning and tax law interpretation.

      SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                       GAMING & ENTERTAINMENT GROUP, INC.
                                       (Registrant)

                                       By:    /s/ Gregory L. Hrncir
                                              ----------------------------------
                                              Gregory L. Hrncir, President

                                       Date:  February 28, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                         DATE
----------------------   ---------------------------------------------       -----------------
/s/ Tibor N. Vertes
----------------------   Chairman and Chief Executive Officer                February 28, 2005
Tibor N. Vertes          (Principal Executive Officer)

/s/ Gregory L. Hrncir
----------------------   President, Secretary and Director                   February 28, 2005
Gregory L. Hrncir        (Principal Financial and Accounting Officer)

/s/ Jay Sanet
----------------------   Director                                            February 28, 2005
Jay Sanet

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                                         EXHIBIT DESCRIPTION                                          PAGE
-------------------------------------------------------------------------------------------------------------------
 2.1           Agreement and Plan of Reorganization dated as of September 18, 2003, by and among NorStar        (1)
               Group, Inc., a Utah corporation, Gaming & Entertainment Group, Inc., a Nevada corporation, and certain of the holders of shares of common stock of Gaming &
               Entertainment Group, Inc., a Nevada corporation.
 3.1           Amended and Restated Articles of Incorporation                                                   (2)
 3.2           Amended and Restated Bylaws                                                                      69
 4.1           Stock Certificate Specimen                                                                       (2)
10.1           Employment Agreement of Tibor N. Vertes dated August 31, 2003                                    81
10.2           Employment Agreement of Gregory L. Hrncir dated August 31, 2003                                  92
10.3           Employment Agreement of Will McMaster dated August 31, 2003                                      103
               Lease Agreement by and among Gaming & Entertainment Group, Inc. and Airport Plaza
10.4           Associates, LLC dated February 24, 2004; First Amendment to Lease Agreement dated March          114
               10, 2004
10.5           Employment Agreement of Kevin J. Burman dated September 1, 2004                                  141
10.6           Loan Facility and Investment Agreement by and between Gaming & Entertainment Group, Inc.         (3)
               and Cantor G&W (Nevada), L.P. dated December 8, 2004
10.7           Senior Secured Note by and between Gaming & Entertainment Group, Inc. and Cantor G&W             (3)
               (Nevada), L.P. dated December 8, 2004
10.8           Equity Warrant issued in favor of Cantor G&W (Nevada), L.P. dated December 8, 2004               (3)
10.9           Debt Warrant issued in favor of Cantor G&W (Nevada), L.P. dated December 8, 2004                 (3)
10.10          Form of Interest Warrant to be issued in favor of Cantor G&W (Nevada), L.P.                      (3)
               Option Agreement and Irrevocable Proxy by and between Cantor G&W (Nevada), L.P., on the          (3)
               one hand, and Tibor N. Vertes, the Vertes Family Trust, Gregory L. Hrncir, the Hrncir
10.11          Family Trust, Kevin J. Burman, Sheldon Harkness, Zen Investments Pty Ltd, Andrew
               Sorensen, and Gaming & Entertainment Group, Ltd., on the other hand, dated December 8,
               2004
               Amended and Restated Software Development and License Agreement by and between Cantor G&W        (3)
10.12          (Nevada), L.P., on the one hand, and Gaming & Entertainment Group, Inc. and Gaming &
               Entertainment Technology Pty Ltd, on the other hand, dated December 8, 2004
               Amended and Restated Source Code Escrow Agreement by and between Gaming & Entertainment          (3)
               Group, Inc., Gaming and Entertainment Technology, Pty Ltd, Cantor G&W (Nevada), L.P., GEG
               Holdings, LLC, a Delaware limited liability company having an address at 135 East 57th
10.13          Street, New York, New York 10022 ("Licensee"), Zukerman Gore &
               Brandeis, LLP, located at 875 Third Avenue, New York, New York
               10022 ("ZGB") and BMM International Pty Limited of Level 3, 37-41
               Prospect Street, Box Hill, Victoria 3128, Australia ("BMM"),
               dated December 8, 2004
21.1           List of Subsidiaries.                                                                            153

31.1           Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350                                                                                     155
31.2           Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350                                                                                     157
32.1           Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350                                                                                     158


--------------------------------------------------------------------------------
      (1) Previously filed as an exhibit to the registrant's Proxy Statement on Schedule 14A, as filed with the Commission on December 22, 2003.
      (2)   Previously filed as an exhibit to the registrant's Annual Report on
            Form 10-KSB, as filed with the Commission on April 14, 2004.
      (3)   Previously filed as an exhibit to the registrant's Current Report on
            Form 8-K, as filed with the Commission on December 9, 2004.