Form 10QSB
period 2005-03-31
GAMING & ENTERTAINMENT GROUP INC
filed 2005-05-16
CIK 1100356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:     March 31, 2005
                                      ------------------------------------------
                                       OR

|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from: ___________________ to ___________________

      Commission file number:          000-28399
                                      ------------------------------------------

                       Gaming & Entertainment Group, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                Utah                                     59-1643698
-------------------------------------            ---------------------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.                      YES |_| NO |X|

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     19,830,602 shares of common stock, $0.01 par value, as of May 16, 2005
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):       YES |_| NO |X|

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................3
      ITEM 1.  FINANCIAL STATEMENTS............................................3
               Condensed Consolidated Balance Sheet
                 March 31, 2005 (Unaudited)....................................3
               Condensed Consolidated Statements of Operations
                 For the Three Months ended March 31, 2005
                 and 2004 (Unaudited)........................ .................4
               Condensed Consolidated Statement of Stockholders'
                 Deficiency For the Three Months ended
                 March 31, 2005 (Unaudited)....................................5
               Condensed Consolidated Statements of Cash Flows
                 For the Three Months ended March 31, 2005 and
                 2004 (Unaudited)....................... ......................6
               Notes to Condensed Consolidated Financial
                 Statements (Unaudited)........................................7
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......15
               Results of Operations..........................................18
               Liquidity and Capital Resources................................19
               Risk Factors...................................................21
      ITEM 3.  CONTROLS AND PROCEDURES........................................21

PART II - OTHER INFORMATION...................................................22
      ITEM 1.  LEGAL PROCEEDINGS..............................................22
      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....22
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................22
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............23
      ITEM 5.  OTHER INFORMATION..............................................23
      ITEM 6.  EXHIBITS.......................................................24

SIGNATURE.....................................................................25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

ASSETS

Current Assets
        Cash                                                                        $   367,506
        Accounts receivable                                                             106,200
                                                                                    -----------
                     Total current assets                                               473,706

 Equipment and Furnishings, net of accumulated depreciation of $281,123                 143,335
 Intangible Assets                                                                      313,500
 Other Assets                                                                            10,312
                                                                                    -----------

                     Total assets                                                   $   940,853
                                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
      Accounts payable                                                              $   140,028
      Accrued expenses                                                                   84,737
      Accrued compensation - officers                                                    70,192
      Current portion of notes payable - officers                                       127,048
                                                                                    -----------
                    Total current liabilities                                           422,005

Senior secured note payable, net of unamortized debt discount of $1,035,958             714,042
Deferred rent                                                                            39,666
                                                                                    -----------
                   Total liabilities                                                  1,175,713
                                                                                    -----------

 Commitments

 Stockholders' Deficiency
     Preferred stock, par value $10 per share; 10,000,000 shares authorized
      Class A convertible preferred stock, par value $10 per share;
         1,000,000 shares designated; none issued                                            --
      Class B preferred stock, par value $10 per share;
         1,000,000 shares designated; none issued                                            --
      Common stock, par value $.01 per share; 150,000,000 shares authorized;
         19,830,602 shares issued and outstanding                                       198,306
      Additional paid-in capital                                                      6,556,087
      Accumulated deficit                                                            (7,132,799)
      Accumulated other comprehensive income - foreign currency translation gains       143,546
                                                                                    -----------
                    Total stockholders' deficiency                                     (234,860)
                                                                                    -----------

                    Total liabilities and stockholders' deficiency                  $   940,853
                                                                                    ===========

      See accompanying notes to condensed consolidated financial statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


                                                            2005            2004
                                                       ------------    ------------
 Revenues:

 Services                                              $    229,780    $     28,673
 Product                                                      5,000              --
                                                       ------------    ------------
                      Total revenues                        234,780          28,673
                                                       ------------    ------------

 Cost of revenues:
 Services                                                    99,042          37,808
 Product                                                      5,696              --
                                                       ------------    ------------
                      Total cost of revenues                104,738          37,808
                                                       ------------    ------------

 Gross margin                                               130,042          (9,135)
                                                       ------------    ------------

 Operating expenses:
  Research and development                                  158,210         214,248
  Selling, general and administrative                       378,936         700,016
                                                       ------------    ------------
  Total operating expenses                                  537,146         914,264
                                                       ------------    ------------

 Operating loss                                            (407,104)       (923,399)
                                                       ------------    ------------

  Other income (expense):
  Interest expense and amortization of debt discount        (86,032)        (23,551)
  Other income                                               53,177           5,528
                                                       ------------    ------------

 Total other expense                                        (32,855)        (18,023)
                                                       ------------    ------------

Net loss                                               $   (439,959)   $   (941,422)
                                                       ------------    ------------

Weighted average number of shares outstanding            19,161,930      16,836,877
                                                       ============    ============

Net loss per share - basic and diluted                 $      (0.02)   $      (0.06)
                                                       ============    ============


      See accompanying notes to condensed consolidated financial statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)


                                                                                                         Accumulated
                                                      Common Stock          Additional                      Other
                                                ------------------------     Paid-in      Accumulated   Comprehensive
                                                 Shares        Amount        Capital        Deficit        Income          Total
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance at January 1, 2005                      19,017,352   $   190,173   $ 6,300,720    $(6,692,840)   $   147,416    $   (54,531)
     Shares issued in exchange or
       purchase of intangible assets               250,000         2,500       125,000             --             --        127,500
     Warrants issued  in exchange for
       purchase of intangible assets                    --            --       136,000             --             --        136,000
     Shares issued for registration late
       filing                                      563,250         5,633        (5,633)            --             --             --
     Foreign currency translation loss (A)
                                                        --            --            --             --         (3,870)        (3,870)
     Net loss                                           --            --            --       (439,959)            --       (439,959)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance at March 31, 2005                       19,830,602   $   198,306   $ 6,556,087    $(7,132,799)   $   143,546    $  (234,860)
                                               ===========   ===========   ===========    ===========    ===========    ===========

     (A) Comprehensive loss (net loss plus or minus foreign currency translation loss or gain) for the three months ended March 31, 2005 and 2004 totaled $443,829 and $981,204, respectively.

      See accompanying notes to condensed consolidated financial statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)

                                                                                 2005           2004
                                                                              -----------    -----------

Cash flows from operating activities
Net loss                                                                      $  (439,959)   $  (941,422)
Adjustments to reconcile net loss to net cash used in operating activities:

    Recoveries of loan and note receivable and provision for bad debts                 --         (2,419)
    Amortization of debt discount                                                  55,517             --
    Depreciation expense                                                           23,319          7,079
    Options and warrants issued to nonemployees for services                           --        175,088
    Deferred rent                                                                  (8,099)            --
    Changes in operating assets and liabilities:

        Accounts receivable                                                        74,948             --
        Prepaid expenses                                                               --        (20,290)
        Accounts payable                                                           11,982        (13,979)
        Accrued expenses                                                           34,874        (50,649)
        Accrued compensation - officers                                            (5,005)       (71,559)
        Foreign taxes payable                                                    (166,009)            --
                                                                              -----------    -----------
Net cash used in operating activities                                            (418,432)      (918,151)
                                                                              -----------    -----------

Cash flows from investing activities
      Acquisition of intangible assets                                            (50,000)            --
      Acquisition of equipment and furnishings                                     (4,413)        (2,153)
                                                                              -----------    -----------
Net cash used in investing activities                                             (54,413)        (2,153)
                                                                              -----------    -----------

Cash flows from financing activities
    Repayments of related party loans                                                  --       (457,067)
    Proceeds from the issuance of senior secured note and warrants                250,000             --
    Net proceeds from sale of common stock and warrants                                --      1,570,000
                                                                              -----------    -----------
Net cash provided by financing activities                                         250,000      1,112,933
                                                                              -----------    -----------

Effect of exchange rate changes on cash                                            (3,673)       (22,123)
                                                                              -----------    -----------

Net increase (decrease) in cash                                                  (226,518)       170,506

Cash, beginning of period                                                         594,024         86,315
                                                                              -----------    -----------

Cash, end of period                                                           $   367,506    $   256,821
                                                                              ===========    ===========

Supplemental disclosure of cash flow information
         Interest paid                                                        $    30,515    $    23,551
                                                                              ===========    ===========

Supplemental schedule of noncash investing and financing activities:
         Intangible  assets  purchased  in  exchange  for common  stock and
         warrants                                                             $   263,500    $        --
                                                                              ===========    ===========

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, in the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of March 31, 2005 and its results of operations and cash flows for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results for the full years of which they are a part.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  (CONTINUED)

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $439,959 and $941,422 and negative cash flows from operating activities of $418,432 and $918,151 for the three months ended March 31, 2005 and 2004, respectively, and recurring losses in prior years. As of March 31, 2005, the Company had an accumulated deficit of $7,132,799 and a stockholders' deficiency of $234,860. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows from its operations or obtain sufficient liquid resources from other sources to meet its obligations as they become due. Through March 31, 2005, the Company has funded its operations primarily through the issuance of common stock, warrants and options to outside investors for cash and consultants and others for services and the issuance of promissory notes, common stock and warrants to third parties, specifically Cantor G&W (Nevada), L.P. ("Cantor") since September 2004. Management anticipates that additional funding of not less than $2,500,000 will be necessary to fund the Company's operations through March 31, 2006. It is anticipated that the Company will procure the aforementioned funding through the issuance of promissory notes to third parties, specifically Cantor, although Cantor has not made any commitments to the Company in this regard. Management believes, but cannot assure, that the Company will be able to obtain such financing and continue its operations through at least March 31, 2006. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some, or all, of its operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Revenues from fixed price Internet gaming site development contracts in regulated gaming markets, in relation to software development specifically performed for each respective client, will be recognized using the percentage of completion method of accounting with labor hours as the basis for measurement of progress toward completion of the contracts. Revenues from time and material contracts are recognized at the contractual rates as labor hours are delivered and direct expenses are incurred.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  (CONTINUED)

Revenues from online gaming software license fees, in relation to the utilization of the G&EG proprietary gaming platform, will be recognized as earned over the term of the agreement. When the Company receives a percentage of the gaming revenues generated by its client's Internet gaming sites, it will recognize such revenues based upon a percentage of the gross win when earned.

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

      Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), to provide pro forma disclosures of net loss and net loss per common share as if a fair value based method of accounting had been applied, if such amounts differ materially from the historical amounts. As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its fiscal quarter ending March 31, 2006.

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

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                   (CONTINUED)

                                                                Three Months Ended
                                                                    March 31,
                                                             ------------------------
                                                                  2005           2004
                                                             ---------    -----------
Net loss, as reported                                        $(439,959)   $  (941,422)
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards          --       (336,507)
                                                             ---------    -----------
Pro forma net loss                                           $(439,959)   $(1,277,929)
                                                             =========    ===========
Basic and diluted loss per common share as reported          $   (0.02)   $     (0.06)
                                                             =========    ===========
Basic and diluted loss per common share pro forma            $   (0.02)   $     (0.08)
                                                             =========    ===========

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

      Net Loss per Share

 The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period and the treasury stock method had been applied. Since the Company had net losses for the three months ended March 31, 2005 and 2004, the effects of the assumed exercise of outstanding options and warrants would have been anti-dilutive and, accordingly, basic and diluted net loss per share in each period were the same. As of March 31, 2005 and 2004, the Company had options and warrants outstanding for the purchase of 19,919,263 and 6,026,188 shares of common stock, respectively, that were not included in the computation of diluted loss per share.

      Concentrations

The Company receives nearly all of its revenue from Cantor. It is anticipated that the Company's revenue sources will diversify over time, but for the near term, a high percentage of the Company's revenue will be concentrated with Cantor.

      Intangible Assets

Intangible assets, which consist of intellectual property, are recorded at cost and will be amortized on a straight-line basis over their estimated useful lives of 5 years.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                   (CONTINUED)

      Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                   March 31, 2005
                                     -------------------------------------------
                                     Gross Carrying   Accumulated       Net
                                         Amount      Amortization
                                      ------------   ------------   ------------
Amortized intangible assets
      Intellectual Property           $    313,500   $         --   $    313,500
                                      ------------   ------------   ------------
           Total                      $    313,500   $         --   $    313,500
                                      ============   ============   ============

      On March 13, 2005, the Company acquired $313,500 of intellectual property from Absolute Game, Ltd. ("Absolute") in exchange for $263,500 in stock and warrants and $50,000 in cash. The intellectual property consists of next generation digital casino and poker games and the Company expects to derive benefit with the next version of Cantor's Internet gaming site.

Since the Company acquired the intellectual property on March 13, 2005, and had not yet utilized the property, no amortization expense was recorded for the three months ended March 31, 2005. Estimated amortization expense for the succeeding calendar years is (i) $47,025 in the remainder of calandar 2005; (ii) $62,700 in calendar 2006; (iii) $62,700 in calendar 2007; (iv) $62,700 in calendar 2008; (v) $62,700 in calendar 2009; and (vi) $15,675 in calendar 2010.

NOTE 4 - COMMITMENTS

      Consulting Agreements

In March 2005, the Company entered into a consulting agreement with Peter Bengtsson, the Chief Executive Officer of Absolute. The consulting agreement is effective for a period of two years and includes Mr. Bengtsson and one additional game developer/graphics artist. Collectively, Mr. Bengtsson and the third party will be paid $12,000 per month.

NOTE 5 - ISSUANCES OF COMMON STOCK

On March 14, 2005, the Company issued 250,000 shares of common stock with a fair value of $127,500, determined by the closing market price, in exchange for the purchase of intangible assets from Absolute.

Pursuant to a private placement consummated in 2004 (the "Private Placement"), the Company was obligated to file a registration statement (the "Registration Statement") no later than July 15, 2004. The Private Placement consisted of units, each unit priced at $10,000 which was comprised of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $1.50 per share, that expires on May 31, 2005.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                   (CONTINUED)

The Company did not file the Registration Statement by July 15, 2004, but rather filed it on March 3, 2005. Accordingly, the Company issued to the purchasers of units a total of 563,250 shares of common stock, which represented 3% of the number of shares of common stock purchased by each purchaser for each month or part thereof of such late filing. Such shares of common stock were registered under the Registration Statement on Form S-3 filed with the Securities and Exchange Commission and declared effective.

NOTE 6 - STOCK OPTIONS AND WARRANTS

      Stock Options

A summary of the changes in outstanding stock options during the three months ended March 31, 2005 follows:

                                              Shares           Weighted-Average
                                                                Exercise Price
                                            ----------------  -----------------

       Outstanding, January 1, 2005                2,508,442    $          0.78
       Forfeited                                    (335,302)   $          0.75
                                            ----------------
       Outstanding, March 31, 2005                 2,173,140    $          0.78
                                            ================
       Exercisable, March 31, 2005                 2,123,140    $          0.78
                                            ================


      Stock Warrants

During the three months ended March 31, 2005, the Company issued a warrant to purchase 500,000 shares of common stock in connection with the purchase of intellectual property from Absolute. The warrant is exercisable for three years commencing March 14, 2005, is fully vested and has an exercise price of $0.40 per share. The fair value of the warrant, calculated using a Black-Scholes option-pricing model, amounted to $136,000.


A summary of the changes in outstanding warrants during the three months ended March 31, 2005 follows:

                                                                            Shares         Weighted-Average
                                                                                            Exercise Price
                                                                      -----------------    ----------------
Outstanding, January 1, 2005                                                17,246,123     $           0.76
Issued in connection with purchase of intellectual property                    500,000     $           0.40

                                                                      -----------------
Outstanding, March 31, 2005                                                 17,746,123     $           0.75
                                                                      =================

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

      Fair Value of Warrant

The fair value of the warrant issued during the three months ended March 31, 2005 was calculated using the Black-Scholes option-pricing model in accordance with SFAS 123 based on the following assumptions: expected life of 2.96 years, risk free interest rate of 3.97%, dividend yield of 0% and volatility of 66.16%.

NOTE 7 - PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock, having a $10 par value. The Company has designated 1,000,000 shares as Class A convertible and 1,000,000 shares as Class B convertible. At the time of issuance, the Board of Directors has the right to designate the rights, preferences and privileges of each class. As of March 31, 2005, the Company did not have any shares of preferred stock outstanding.

NOTE 8 - SENIOR SECURED NOTE PAYABLE

Pursuant to the Loan Facility and Investment Agreement (as described in Note 8 of the financial statements in the Annual Report filed on Form 10-KSB) dated December 8, 2004, between the Company and Cantor, the Company received on March 31, 2005 the installment of $250,000 scheduled to be paid on that date.

NOTE 9 - INFORMATION ABOUT GEOGRAPHICAL AREAS

The Company operates in one reportable segment - Internet gaming software development. Information about geographical areas is set forth below for the three months ended March 31, 2005 and 2004:

March 31, 2005

     Geographical area                    Revenues from        Long-lived
                                            external             assets
                                            customers
                                          ---------------   ---------------

     United States                        $         5,000   $       121,772
     United Kingdom                                    --   $         2,116
     Australia                            $       229,780   $        19,447
                                          ---------------   ---------------
                                          $       234,780   $       143,335
                                          ===============   ===============

March 31, 2004

     Geographical area                    Revenues from        Long-lived
                                            external             assets
                                            customers
                                          ---------------   ---------------
     Australia                            $        28,673   $        76,422
                                          ---------------   ---------------
                                          $        28,673   $        76,422
                                          ===============   ===============

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                   (CONTINUED)

NOTE 10 - SUBSEQUENT EVENTS

In April 2005, the Company entered into an amended and restated employment agreement (the "Amended Agreement") with William McMaster. The employment agreement with Mr. McMaster, who is the Chief Technology Officer of the Company, continues until December 31, 2007, subject to earlier termination under certain circumstances. The employment agreement for Mr. McMaster provides for an annual salary of $120,000, which may be increased by the Board of Directors.

In conjunction with the Amended Agreement, Mr. McMaster was issued an option to purchase 300,000 shares of common stock (the "Option") pursuant to the Company's 2004 Stock Option and Incentive Plan. The terms of the Option provide for vesting to occur as follows: one-third, or 100,000, on December 31, 2005; one-third, or 100,000, on December 31, 2006; and one-third, or 100,000, on December 31, 2007. In the event Mr. McMaster elects to exercise any vested portion of the Option prior to December 31, 2007, the proceeds realized therefrom shall be held in escrow pending completion of the Amended Agreement on December 31, 2007. The Company will release the applicable amount necessary to pay all taxes incurred as a result of such exercise.

Further, Mr. McMaster must remain employed by the Company through December 31, 2007, or the Option, along with the options to purchase a total of 200,000 shares previously issued to Mr. McMaster will be cancelled. The only exception to the foregoing is if Mr. McMaster is terminated without cause as defined in the Amended Agreement. In such event, Mr. McMaster would be allowed to keep all vested options.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Statement on Forward-Looking Information

            Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, such as statements relating to plans for product development, product placement, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, our ability to locate necessary sources of capital to sustain our operations, the continued growth of the gaming industry, the success of our product development activities, the acceptance of our products in the marketplace, vigorous competition in the gaming industry, our dependence on existing management, changes in gaming laws and regulations (including actions affecting licensing), our leverage and debt service (including sensitivity to fluctuations in interest rates) and domestic or global economic conditions.

      Overview

            On or about January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations, or NorStar, consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation, or G&EG Nevada, a developer of Internet gaming software for use in regulated gaming markets, as well as central server gaming systems, game content and gaming devices for land-based gaming; (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of G&EG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc., or G&EG. As a result of the exchange, G&EG Nevada became a subsidiary of G&EG and the former stockholders of G&EG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of G&EG Nevada became the controlling members of the board of directors and management of the combined companies. Since G&EG Nevada was the only operating company in the exchange and the former stockholders of G&EG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a "reverse acquisition" and, effectively, as a recapitalization, in which G&EG Nevada was treated as the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a "reverse acquisition," the accompanying condensed consolidated financial statements reflect the historical financial statements of G&EG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 at their historical basis and the inclusion of the accounting acquiree's results of operations from that date.

            In this report, the references to "we," "us" or "our" relate to G&EG Nevada prior to January 12, 2004 and to G&EG, G&EG Nevada and their other subsidiaries from that date.

      Critical Accounting Policies and Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. The most sensitive estimates affecting our financial statements include, or will include in subsequent periods, future volatility used in valuing equity instruments, allowances for bad debts, depreciable lives of gaming equipment in service and other equipment, amortization periods of intellectual property, deferred revenues, accrued liabilities and deferred tax valuation allowances. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The most critical policies relate to revenue recognition. The following is a description of our revenues and our revenue recognition policies. The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

      Description of Revenues


            Through March 31, 2005, our revenues were generated from the development of prospective Internet gaming sites in regulated gaming markets outside of the United States, as well as maintenance and technical support contracts. On December 8, 2004, we entered into definitive agreements with Cantor which included, among other things, the exclusive license of our Internet gaming software to them. In conjunction with this license, we currently receive a monthly development fee for the development of the Cantor Casino, which is anticipated to go live in the third quarter of 2005 and will not permit bets to be placed by individuals in the United States, and we will receive a portion of the net win realized by the Cantor Casino following repayment of certain expenses associated therewith. In addition, it is anticipated that we will develop additional "white-label" Internet gaming sites, each of which will prohibit bets in the United States, for clients of Cantor as well third parties introduced by us. Similar to the Cantor Casino, we will receive a development fee and a portion of the net win realized by such "white-label" sites.


            In addition, we are focused on the provision of our central server gaming system and suite of games in the land-based gaming markets of Europe and the United States. Our business model for our land-based initiatives is primarily based upon recurring revenue to be derived from the placement of our products. Specifically, we anticipate offering our central server gaming system in the foregoing markets on a license basis, whereby we will receive a recurring license fee based upon gaming machines utilizing our software. Gaming machines will primarily be placed on a revenue sharing or participation basis with the Company anticipating realizing 15%-30% of the net win (i.e., coin inserted into a machine less the coin paid out) from the gaming machines, depending upon the market. Although not our specific focus, from time to time we anticipate selling our gaming machines. Alternatively, we anticipate occasionally deploying gaming machines on the basis of part cash payment and a lower revenue sharing percentage. We also anticipate generating revenues from maintenance and technical support services in connection with the placement of our central server gaming system and gaming machines. In all cases, we will outsource the manufacture of our gaming machines through turnkey third party manufacturing sources with which we have an alliance and utilize existing distribution channels.

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

            When we install our gaming machines on a revenue-sharing basis, there will generally be no cost to our casino clients, as we would share in the recurring revenues generated from the gaming machines. We would, however, retain ownership of the gaming machines and the central server gaming system, as applicable, throughout the term of the revenue-sharing and licensing agreements, respectively, and would maintain the right to refurbish and redeploy gaming machines returned to us either upon the expiration or early termination of the revenue-sharing agreements. We believe that by placing gaming machines on a revenue-sharing basis we could maximize the amount of placements of our products; provided, however, there is no assurance that we will be successful in this effort given our current cash position, not having yet established a credit facility with a third-party financier, not having previously deployed products or provided services to gaming operators in the land-based gaming markets in which we anticipate entering, and the highly competitive nature of games on casino floors.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

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

      Revenue Recognition

            Revenues from the enhancement, maintenance and technical support of Internet gaming sites in regulated gaming markets are recognized as the services are performed, or if no pattern of performance is discernable, on a straight-line basis over the period in which the services are performed.

            Revenues from fixed price Internet gaming site development contracts in regulated gaming markets, in relation to software development specifically performed for each respective client, will be recognized using the percentage of completion method of accounting with labor hours as the basis for measurement of progress toward completion of the contracts. Revenues from time and material contracts are recognized at the contractual rates as labor hours are delivered and direct expenses are incurred.

            When we receive a percentage of the gaming revenues generated by our client's Internet gaming sites, we will generally recognize such revenues based upon a percentage of the gross win when earned.

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

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

      COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

            Revenues

            During the three months ended March 31, 2005, we generated revenues from the development of the Cantor Internet gaming site, technical support services and product sales totaling $234,780, as compared to revenues from services of $28,673, during the three months ended March 31, 2004. The $206,107, or 718.8% increase in revenues, which consists of a $201,107 increase in services revenue and a $5,000 increase in revenues from a product sale in the three months ended March 31, 2005, was due primarily to the increased development activity associated with the Cantor Internet gaming site. We continue our transition from solely focusing on the sale and marketing of online gaming systems in regulated gaming markets to the development of land-based gaming systems and a suite of electronic bingo, keno, instant lottery, video poker and roulette games using our central server gaming system platform. We anticipate a slight increase in revenue during the second quarter of 2005 from Internet gaming contracts from existing and new contracts and as we complete the development of our land-based gaming products. We anticipate deploying gaming machines in the United Kingdom in the second quarter of 2005.

            Cost of Revenues

            During the three months ended March 31, 2005, our cost of revenues was $104,738, compared to $37,808 during the three months ended March 31, 2004. During the three months ended March 31, 2005, our costs of revenues consisted of $99,042 attributable to services and $5,696 attributable to the product sale, whereas, during the three months ended March 31, 2004, our costs of revenues related only to services. The $66,930 increase in the cost of revenues was directly attributable to increased revenues in connection with the development of Cantor's Internet gaming site, as compared to the same period in 2004. We do, however, anticipate that our revenues, in future periods, will escalate due to increased Internet gaming activity as well as deployment of our land-based gaming products and services. Cost of revenues will increase as well but our operating margins should improve as we commercialize several new products.

         In terms of gross margin, we realized a gross margin of $130,042 during the three months ended March 31, 2005, compared to a deficiency of $9,135 during the three months ended March 31, 2004. The $139,177 or 1,523.6% increase in gross margin related primarily to the increase in higher margin service revenue.

            Operating Expenses

            For the three months ended March 31, 2005, we incurred total operating expenses of $537,146, compared to $914,264 for the three months ended March 31, 2004, a decrease of $377,118, or 41.2%. The decrease in total operating expenses relates to a $56,038 decrease in research and development expenses and a $321,080 decrease in selling, general and administrative expenses.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

            During the three months ended March 31, 2005, we incurred research and development expenses of $158,210, compared to $214,248 during the three months ended March 31, 2004, a decrease of $56,038, or 26.2%. The decrease in our research and development expenses was due primarily to a redirection of the efforts of personnel from research and development to revenue producing services in the three months ended March 31, 2005 as compared to the same period in 2004. The trend is not expected to continue as we anticipate further increasing our research and development efforts in central server technology in the upcoming quarters. We continue to develop our central server gaming system platform and related games and other products for deployment in land-based casinos. Research and development expenses to obtain the necessary certifications and approvals for each of the foregoing cannot be quantified at this time given the nature of this process. There are always risks and uncertainties associated with the development, certification and commercialization of new products or services. We anticipate making our initial deployment of products into land-based gaming markets in the next several months. While this is new territory for us, we have previously been through the development and lab certification process on a number of occasions with respect to our Internet gaming platform. We anticipate that, as with the Internet gaming platform submissions, we will be successful in obtaining certification from the gaming labs regarding our various hardware and software products. To reduce the risk associated with our initial entry into the land-based gaming market, we will utilize well established third party turnkey manufacturing sources for our gaming devices and will utilize industry veterans for the installation and ongoing maintenance of the gaming machines.

            During the three months ended March 31, 2005, we incurred selling, general and administrative expenses of $378,936, compared to $700,016 during the three months ended March 31, 2004, a decrease of $321,080, or 45.9%. The decrease in our selling, general and administrative expenses was due primarily to significant expenditure in 2004 on travel and road shows relating to our private placement, retention of professionals, including gaming, intellectual property and other outside counsel, our exhibition at industry shows and conventions, salaries related to new employees, and non cash compensation expense of $175,088 relating to options and warrants issued to consultants in consideration for strategic services. The Company did not incur similar charges for the three months ended March 31, 2005 and, accordingly, we anticipate that our selling, general and administrative expenses will be somewhat lower in the near-term as compared to prior periods, while increasing thereafter over the mid to long-term as we expand our staff to handle future proposed development projects.

            Other Income (Expense)

            For the three months ended March 31, 2005, other expense was $32,855, compared to other expense of $18,023 for the three months ended March 31, 2004, an increase of other expense of $14,832. The increase is related primarily to $30,515 of interest expense, incurred in connection with the issuance of the senior secured note payable and $55,517 amortization of associated debt discount offset by other income of $53,177 which represented the settlement of an outstanding tax liability.

            Net Loss

            For the three months ended March 31, 2005, we experienced a net loss of $439,959, compared to a net loss of $941,422 for the three months ended March 31, 2004, a decreased loss of $501,463, or 53.3% mainly the result of the items described above.

LIQUIDITY AND CAPITAL RESOURCES

         Overview

         As of March 31, 2005, we had cash of $367,506, accounts receivable of $106,200 and total liabilities of $1,175,713, of which $422,005 are current liabilities. Accordingly, as of March 31, 2005, we had working capital of $51,701 and a stockholders' deficiency of $234,860. During the three months ended March 31, 2005, cash on hand decreased by $226,518, from $594,024 to $367,506. The decrease in cash reflected $250,000 of net cash provided by financing activities, offset by $418,432 of net cash used in operating activities, $54,413 of net cash used in investing activities and the $3,673 effect of exchange rate changes on cash.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

            Operating activities used net cash of $418,432 during the three months ended March 31, 2005, whereas operating activities used net cash of $918,151 during the three months ended March 31, 2004. The net cash used in operating activities during the three months ended March 31, 2005 related primarily to our net loss of $439,959, a decrease in accounts receivable of $74,948, an increase in accounts payable of $11,982, an increase in accrued expenses of $34,874, a decrease in accrued compensation - officers of $5,005, and a decrease in foreign taxes payable of $166,009, offset, in part, by non-cash costs of amortization of debt discount of $55,517 and depreciation expense of $23,319. During the three months ended March 31, 2004, our operating activities used net cash of $918,151, reflecting our net loss of $941,422, offset, in part, by the issuance of options and warrants with a fair value of $175,088, a decrease in prepaid expenses of $20,290, a decrease in accounts payable of $13,979, a decrease in accrued expenses of $50,649, and a decrease in accrued compensation - officers of $71,559.

            Investing activities used $54,413 during the three months ended March 31, 2005, compared to $2,153 used during the three months ended March 31, 2004. The increased use of cash in investing activities reflects primarily the purchase of intangible assets. We acquired intellectual property consisting of next generation digital casino and poker games and expect to derive a benefit when we release the next version of our client's Internet gaming site.

            Our financing activities provided net cash of $250,000 during the three months ended March 31, 2005, compared to $1,112,933 during the three months ended March 31, 2004. The net cash provided by our financing activities during the three months ended March 31, 2005 reflects $250,000 from the issuance of a senior secured note under an existing debt agreement. The net cash provided by our financing activities during the three months ended March 31, 2004 reflects $1,570,000 in net proceeds from the sale of 1,772,000 shares of common stock in a private placement, offset by $457,067 used to repay related party loans.

            Outlook

            We incurred losses of $439,959 and $941,422 and negative net cash flows from operating activities of $418,432 and $918,151 for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, we had an accumulated deficit of $7,132,799. These conditions raise substantial doubt about our ability to continue as a going concern.

            We anticipate that for the twelve month period ending March 31, 2006, we will need a minimum of $2,500,000 for ongoing research and development of our land-based gaming systems and game content, finalization of the Cantor Casino, commencement of the development of the next generation Internet gaming system, gaming lab certification of our products, gaming licensing, advertising and marketing and the manufacture of gaming machines to be deployed on a recurring revenue basis in Europe and North America.

            Until we generate sufficient cash from our operations, we will need to rely upon private and institutional sources of debt and equity financing. Based on presently known plans, we believe that we will be able to fund our operations and required expenditures through the third quarter of 2005 through cash on hand and cash proceeds from the anticipated loan fundings by Cantor. We will require additional cash, either through additional loans or the exercise of warrants by Cantor, or from third party sources. Alternatively, we will be forced to seek cash from other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations to profitability and beyond.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

RISK FACTORS

            We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations, and the trading price of our common stock could decline. These risks factors include, but are not limited to, our limited operating history, history of operating losses, the inability to obtain for additional capital, the failure to successfully expand our operations, the barriers of entry into new gaming markets, the competition in the gaming industry from competitors with substantially greater resources, the legal and regulatory requirements and uncertainties related to our industry, the inability to enter into strategic partnerships with manufacturers and distributors, the loss of key personnel, adverse economic conditions, adverse currency rate fluctuations, the inability to protect our proprietary information against unauthorized use by third parties, the unenforceability of agreements with Native American tribes, the control of our common stock by our management, the classification of our common stock as "penny stock," the absence of any right to dividends, the costs associated with the issuance of and the rights granted to additional securities, the unpredictability of the trading of our common stock and the ability of our Board of Directors to issue up to collectively 10,000,000 shares, $10 par value, of preferred stock.

            For a more detailed discussion as to the risks related to Gaming & Entertainment Group, Inc., our industry and our common stock, please see the section entitled, "Management's Discussion and Analysis or Plan of Operation - Risk Factors," in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 3, 2005.

ITEM 3. CONTROLS AND PROCEDURES

            Evaluation of Disclosure Controls

            We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and our president, and with the participation of our former chief executive officer. Upon the consummation of a share exchange on January 12, 2004 involving Gaming & Entertainment Group, Inc., a Nevada corporation, Jay Sanet, our former chief executive officer resigned, and Tibor
N. Vertes and Gregory L. Hrncir were appointed as our chief executive officer and president, respectively. Mr. Vertes serves as our principal executive officer and Mr. Hrncir serves as our principal financial and accounting officer.

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

ITEM 4. CONTROLS AND PROCEDURES

      Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation duties do not justify the expenses associated with such increases. Mangement will periodically reevaluate this situation.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

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

            Changes in Internal Controls

            There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            During the three months ended March 31, 2005, the Company issued 250,000 shares of common stock relating to purchase of assets from Absolute Game, Ltd. consisting of next generation, digital casino and poker games. In addition, the Company issued a warrant to purchase 500,000 shares of common stock, exercisable for a period of three (3) years at an exercise price of $0.40 per share. In issuing the foregoing securities we relied upon the exemptions from securities registration provide by Rule 4(2) and Regulation S of the Securities Act of 1933, as amended.

In conjunction with the Company's 2004 private placement, the Company was obligated to file a registration statement no later than July 15, 2004 to register the securities sold therein. The Company did not file the registration statement by July 15, 2004, but rather filed it on March 3, 2005. As a result, the Company issued the investors in the private placement a total of 563,250 shares of common stock, which represented 3% of the number of shares of common stock purchased by each purchaser for each month or part thereof of the late filing. The newly issued shares of common stock are in the process of being registered for resale under the Company's registration statement on Form S-3 previously filed with the Securities and Exchange Commission. We relied upon the exemption from securities registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            Not applicable.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

ITEM 5.  OTHER INFORMATION.

            Not applicable.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS

      (a)   Exhibits.

          10.14 Amended and Restated Employment Agreement of William McMaster dated April 7, 2005.

          31.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GAMING & ENTERTAINMENT GROUP, INC.
                                  (Registrant)


Date: May 16, 2005                By:       /s/ Gregory L. Hrncir
                                            -----------------------------------
                                            Gregory L. Hrncir
                                  Its:      President and Secretary