Form 10QSB
period 2005-06-30
GAMING & ENTERTAINMENT GROUP INC
filed 2005-08-15
CIK 1100356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 2005
                                      ------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from: ___________________ to ___________________

      Commission file number:                    000-28399
                              --------------------------------------------------

                       Gaming & Entertainment Group, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

               Utah                                          59-1643698
------------------------------------                ----------------------------
   (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                       Identification No.)

                  6754 Spencer Street, Las Vegas, Nevada 89119
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   19,830,602 shares of common stock, $0.01 par value, as of August 15, 2005
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                            PAGE

PART I - FINANCIAL INFORMATION...............................................3
      ITEM 1.  FINANCIAL STATEMENTS..........................................3
               Condensed Consolidated Balance Sheet
                  June 30, 2005 (Unaudited)..................................3
               Condensed Consolidated Statements of Operations
                  For the Six and Three Months ended June 30, 2005 and
                  2004 (Unaudited)...........................................4
               Condensed Consolidated Statement of Stockholders' Deficiency
                  For the Six Months ended June 30, 2005 (Unaudited).........5
               Condensed Consolidated Statements of Cash Flows
                  For the Six Months ended June 30, 2005 and 2004
                  (Unaudited)................................................6
               Notes to Condensed Consolidated Financial Statements
                  (Unaudited)................................................7
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....15
               Results of Operations........................................18
               Liquidity and Capital Resources..............................22
               Risk Factors.................................................23
      ITEM 3.  CONTROLS AND PROCEDURES......................................23

PART II - OTHER INFORMATION.................................................25
      ITEM 1.  LEGAL PROCEEDINGS............................................25
      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
               PROCEEDS.....................................................25
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................25
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........25
      ITEM 5.  OTHER INFORMATION............................................25
      ITEM 6.  EXHIBITS.....................................................26

SIGNATURE...................................................................27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2005
                                   (UNAUDITED)

ASSETS

Current Assets
      Cash                                                         $   312,431
      Accounts receivable                                              115,758
                                                                   -----------
             Total current assets                                      428,189

Equipment and Furnishings, net of accumulated depreciation
 of $295,635                                                           130,670
Intangible Assets                                                      313,500
Other Assets                                                            10,304
                                                                   -----------

             Total assets                                          $   882,663
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
     Accounts payable                                              $    69,814
     Accrued expenses                                                  133,552
     Accrued compensation - officers                                   107,691
     Notes payable - officers                                           84,147
                                                                   -----------
             Total current liabilities                                 395,204

Senior secured note payable, net of unamortized debt
 discount of $980,441                                                1,019,559
Deferred rent                                                           37,461
                                                                   -----------
             Total liabilities                                       1,452,224
                                                                   -----------

 Commitments

 Stockholders' Deficiency
    Preferred stock, par value $10 per share;  10,000,000 shares authorized
     Class A  convertible  preferred  stock,  par  value $10 per share;
        1,000,000 shares designated; none issued                            --
     Class B preferred stock, par value $10 per share;
        1,000,000 shares designated; none issued                            --
     Common stock, par value $.01 per share; 150,000,000 shares authorized;
        19,830,602 shares issued and outstanding                       198,306
     Additional paid-in capital                                      6,556,087
     Accumulated deficit                                            (7,470,426)
     Accumulated other comprehensive  income - foreign currency
      translation gains                                                146,472
                                                                   -----------
             Total stockholders' deficiency                           (569,561)
                                                                   -----------

             Total liabilities and stockholders' deficiency        $   882,663
                                                                   ===========

      See accompanying notes to condensed consolidated financial statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                         THE SIX AND THREE MONTHS ENDED
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                      Six Months Ended June 30,      Three Months Ended June 30,
                                    ----------------------------    ----------------------------
                                        2005            2004            2005            2004
                                    ------------    ------------    ------------    ------------
Revenues:

Services                            $    529,003    $     75,340    $    299,223    $     46,667
Product                                    5,000              --              --              --
                                    ------------    ------------    ------------    ------------
           Total revenues                534,003          75,340         299,223          46,667
                                    ------------    ------------    ------------    ------------

Cost of revenues:
Services                                 186,475              --          87,433              --
Product                                    5,630              --             (66)             --
                                    ------------    ------------    ------------    ------------
           Total cost of revenues        192,105              --          87,367              --
                                    ------------    ------------    ------------    ------------

           Gross margin                  341,898          75,340         211,856          46,667
                                    ------------    ------------    ------------    ------------

Operating expenses:
Research and development                 297,877         504,269         139,667         252,213
Selling, general and
   administrative expenses               775,977       1,642,276         397,041         942,261
                                    ------------    ------------    ------------    ------------
Total operating expenses               1,073,854       2,146,545         536,708       1,194,474
                                    ------------    ------------    ------------    ------------

Operating loss                          (731,956)     (2,071,205)       (324,852)     (1,147,807)
                                    ------------    ------------    ------------    ------------

Other income (expense):
Foreign currency
   transaction loss                           --         (14,170)             --         (14,170)
Interest expense and
   amortization of debt discount        (187,675)        (26,008)       (101,643)         (2,980)
Other income                             142,045           9,457          88,868           4,452
                                    ------------    ------------    ------------    ------------

Total other expense                      (45,630)        (30,721)        (12,775)        (12,698)
                                    ------------    ------------    ------------    ------------

Net loss                            $   (777,586)   $ (2,101,926)   $   (337,627)   $ (1,160,505)
                                    ============    ============    ============    ============

Weighted average number of
   shares outstanding                 19,498,113      17,292,412      19,830,602      19,207,084
                                    ============    ============    ============    ============

Net loss per share - basic
  and diluted                       $      (0.04)   $      (0.12)   $      (0.02)   $      (0.06)
                                    ============    ============    ============    ============


      See accompanying notes to condensed consolidated financial statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                            STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                                                                                                  Accumulated
                                               Common Stock       Additional                         Other
                                          ---------------------     Paid-in      Accumulated     Comprehensive
                                            Shares      Amount      Capital        Deficit           Income         Total
                                          ----------   --------   -----------    ------------    --------------   ---------
Balance at January 1, 2005                19,017,352   $190,173   $ 6,300,720    $ (6,692,840)   $      147,416   $ (54,531)
  Shares issued in exchange for
    purchase of intangible assets            250,000      2,500       125,000              --                --     127,500
  Warrants issued in exchange for
    purchase of intangible assets                 --         --       136,000              --                --     136,000
  Shares issued for late registration
    filing                                   563,250      5,633        (5,633)             --                --          --
  Foreign currency translation
    loss (A)                                      --         --            --              --              (944)       (944)
  Net loss                                        --         --            --        (777,586)               --    (777,586)
                                          ----------   --------   -----------    ------------    --------------   ---------
Balance at June 30, 2005                  19,830,602   $198,306   $ 6,556,087    $ (7,470,426)   $      146,472   $(569,561)
                                          ==========   ========   ===========    ============    ==============   =========

(A) Comprehensive loss (net loss plus or minus foreign currency translation loss or gain) for the six and three months ended June 30, 2005 and 2004 totaled $778,530, $334,701, $2,142,730 and $1,161,527, respectively.


      See accompanying notes to condensed consolidated financial statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                   THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                 2005          2004
                                                                              ---------    -----------
Cash flows from operating activities
Net loss                                                                      $(777,586)   $(2,101,926)
Adjustments to reconcile net loss to net cash used in operating activities:
   Recoveries of loan and note receivable and provision for bad debts                --         (2,419)
   Amortization of debt discount                                                111,034             --
   Depreciation expense                                                          40,431         15,339
   Shares issued for services                                                        --        432,390
   Options and warrants issued to nonemployees for services                          --        175,088
   Deferred rent                                                                (10,304)            --
   Changes in operating assets and liabilities:
      Accounts receivable                                                        63,285             --
      Prepaid expenses                                                               --        (11,790)
      Accounts payable                                                          (50,242)        90,936
      Accrued expenses                                                           84,063        (33,325)
      Accrued compensation - officers                                           (10,405)       (59,190)
      Foreign taxes payable                                                    (166,009)            --
                                                                              ---------    -----------
Net cash used in operating activities                                          (715,733)    (1,494,897)
                                                                              ---------    -----------

Cash flows from investing activities
   Acquisition of intangible assets                                             (50,000)            --
   Acquisition of equipment and furnishings                                      (8,798)       (44,007)
                                                                              ---------    -----------
Net cash used in investing activities                                           (58,798)       (44,007)
                                                                              ---------    -----------

Cash flows from financing activities
   Repayments of related party loans                                                 --       (458,450)
   Proceeds from the issuance of senior secured note and warrants               500,000             --
   Net proceeds from sale of common stock and warrants                               --      2,143,242
                                                                              ---------    -----------
Net cash provided by financing activities                                       500,000      1,684,792
                                                                              ---------    -----------

Effect of exchange rate changes on cash                                          (7,062)       (17,271)
                                                                              ---------    -----------

Net increase (decrease) in cash                                                (281,593)       128,617

Cash, beginning of period                                                       594,024         86,315
                                                                              ---------    -----------

Cash, end of period                                                           $ 312,431    $   214,932
                                                                              =========    ===========

Supplemental disclosure of cash flow information
      Interest paid                                                           $      --    $    26,760
                                                                              =========    ===========

Supplemental schedule of noncash investing and financing activities:
      Shares issued for equipment                                                    --    $    58,334
      Intangible assets purchased in exchange for common stock and warrants   $ 263,500             --
                                                                              =========    ===========


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

The Company is a developer of central server gaming systems, game content and gaming devices for the land-based gaming markets of the United States and Europe, as well as Internet and wireless gaming systems for utilization in regulated gaming markets.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, in the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to make the presentation of the Company's financial position as of June 30, 2005 and its results of operations and cash flows for the interim periods presented not misleading. Results of operations for interim periods are not necessarily indicative of results for the full years of which they are a part. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


incurred losses of $777,586 and $337,627 for the six and three months ended June 30, 2005, respectively, and recurring losses in prior years. As of June 30, 2005, the Company had an accumulated deficit of $7,470,426 and a stockholders' deficiency of $569,561. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows from its operations or obtain sufficient liquid resources from other sources to meet its obligations as they become due. Through June 30, 2005, the Company has funded its operations primarily through the issuance of common stock, warrants and options to outside investors for cash and consultants and others for services and the issuance of promissory notes, and warrants to third parties, specifically Cantor G&W (Nevada), L.P. ("Cantor") since September 2004. Management anticipates that additional funding of not less than $1,500,000 will be necessary to fund the Company's operations through June 30, 2006. Management believes, but cannot assure, that the Company will be able to obtain such funding through product placements, development contracts and third party financing and continue its operations through at least June 30, 2006. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some, or all, of its operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Revenue from gaming machines that are sold will be recognized upon completion of installation and acceptance by the gaming operator, provided collectibility is reasonably assured. Revenues generated under revenue-sharing contracts will be negotiated based upon the cost of the equipment installed, the location of a particular casino, and the estimated daily net win per gaming machine for each casino client and will be recognized as revenue as these amounts are earned.

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

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


                                     Six Months Ended June 30,    Three Months Ended June 30,
                                    --------------------------    --------------------------
                                        2005           2004           2005           2004
                                    -----------    -----------    -----------    -----------
Net loss, as reported               $  (777,586)   $(2,101,926)   $  (337,627)   $(1,160,505)
Deduct: Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards                --       (464,307)            --       (127,800)
                                    -----------    -----------    -----------    -----------
Pro forma net loss                  $  (777,586)   $(2,566,233)   $  (337,627)   $(1,288,305)
                                    ===========    ===========    ===========    ===========
Basic and diluted loss per common   $     (0.04)   $     (0.12)   $     (0.02)   $     (0.06)
  share as reported
                                    ===========    ===========    ===========    ===========
Basic and diluted loss per common
  share pro forma                   $     (0.04)   $     (0.15)   $     (0.02)   $     (0.07)
                                    ===========    ===========    ===========    ===========


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

      Net Loss per Share

 The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period and the treasury stock method had been applied. Since the Company had net losses for the six and three months ended June 30, 2005 and 2004, the effects of the assumed exercise of outstanding options and warrants would have been anti-dilutive and, accordingly, basic and diluted net loss per share in each period were the same. As of June 30, 2005 and 2004, the Company had options and warrants outstanding for the purchase of 17,215,929 and 7,349,272 shares of common stock, respectively, that were not included in the computation of diluted loss per share.

      Concentrations

The Company currently receives nearly all of its revenue from Cantor. It is anticipated that the Company's revenue sources will diversify over time, but in the near term, a high percentage of the Company's revenue will be concentrated with Cantor.

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

NOTE 3 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                              June 30, 2005
                                  -------------------------------------
                                    Gross
                                   Carrying      Accumulated
                                    Amount      Amortization      Net
                                  ---------     ------------   --------
 Amortizable intangible assets
      Intellectual Property       $ 313,500     $         --   $313,500
                                  ---------     ------------   --------
           Total                  $ 313,500     $         --   $313,500
                                  =========     ============   ========


On March 13, 2005, the Company acquired $313,500 of intellectual property from Absolute Game, Ltd. ("Absolute") in exchange for $263,500 in stock and warrants and $50,000 in cash. The intellectual property consists of next generation digital casino and poker graphics, which the Company expects to derive a benefit with the next version of Cantor's Internet gaming site.

Since the Company acquired the foregoing intellectual property on March 13, 2005, and had not yet utilized the property, no amortization expense was recorded for the six and three months ended June 30, 2005. Estimated amortization expense for the succeeding calendar years is (i) $31,350 in the remainder of calendar 2005; (ii) $62,700 in calendar 2006; (iii) $62,700 in calendar 2007; (iv) $62,700 in calendar 2008; (v) $62,700 in calendar 2009; and
(vi) $31,350 in calendar 2010.

NOTE 4 - COMMITMENTS

      Consulting Agreements

In March 2005, the Company entered into a consulting agreement with Peter Bengtsson, the Chief Executive Officer of Absolute. The consulting agreement is effective for a period of two years and includes Mr. Bengtsson and one additional game developer/graphic artist. Collectively, Mr. Bengtsson and the third party will be paid $12,000 per month.

      Operating Leases

On June 16, 2005, the Company subleased (the "Sublease") its Las Vegas office to a third party (the "Sublessee"). The Sublease is for a period of two years and includes successive one-year renewable options. Under the terms of the Sublease, the Sublessee is required to pay the full lease payment due under the terms of the original lease agreement (the "Lease"). In addition, during the term of the

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


Sublease, the Company maintains the contractual responsibility for certain infrastructure located at the Las Vegas office. At the conclusion of the Sublease, and assuming the renewable options are not exercised, there will be 28 months remaining on the Lease. The aggregate annual rentals for this sublease for the succeeding calendar years are (i) $64,157 in the remainder of calendar 2005; (ii) $128,315 in calendar 2006; and (iii) $64,157 in calendar 2007.

NOTE 5 - ISSUANCES OF COMMON STOCK

On March 14, 2005, the Company issued 250,000 shares of common stock with a fair value of $127,500, determined by the closing market price, in exchange for the purchase of intangible assets from Absolute.

Pursuant to a private placement consummated in 2004 (the "Private Placement"), the Company was obligated to file a registration statement (the "Registration Statement") no later than July 15, 2004. The Private Placement consisted of units, each unit priced at $10,000 which was comprised of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $1.50 per share, which expires on May 31, 2005.

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

NOTE 6 - STOCK OPTIONS AND WARRANTS

      Stock Options

A summary of the changes in outstanding stock options during the six months ended June 30, 2005 follows:

                                                   Weighted-
                                                    Average
                                                   Exercise
                                       Shares        Price
                                      ---------    ---------
      Outstanding, January 1, 2005    2,508,442    $    0.78
      Granted                           300,000    $    0.40
      Forfeited                        (835,302)   $    0.65
                                      ---------
      Outstanding, June 30, 2005      1,973,140    $    0.77
                                      =========
      Exercisable, June 30, 2005      1,973,140    $    0.77
                                      =========


Previously, William McMaster, our former Chief Technology Officer, resigned due to personal and family obligations. As a result of the foregoing, Mr. McMaster's options to purchase a total of 500,000 shares of common stock have been cancelled.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


      Stock Warrants

During the six months ended June 30, 2005, the Company issued a warrant to purchase 500,000 shares of common stock in connection with the purchase of intellectual property from Absolute. The warrant is exercisable for three years commencing March 14, 2005, is fully vested and has an exercise price of $0.40 per share. The fair value of the warrant, calculated using a Black-Scholes option-pricing model, amounted to $136,000.

A summary of the changes in outstanding warrants during the six months ended June 30, 2005 follows:

                                                       Weighted-Average
                                          Shares        Exercise Price
                                        -----------    ----------------
Outstanding, January 1, 2005             17,246,123    $           0.76
Issued in connection with purchase of
  intellectual property                     500,000    $           0.40
Expired                                  (2,503,334)   $           1.50
                                        -----------
Outstanding, June 30, 2005               15,242,789    $           0.63
                                        ===========


      Fair Value of Warrant

The fair value of the warrant issued during the three months ended March 31, 2005 was calculated using the Black-Scholes option-pricing model in accordance with SFAS 123 based on the following assumptions: expected life of 2.96 years, risk free interest rate of 3.97%, dividend yield of 0% and volatility of 66.16%.

NOTE 7 - PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock, having a $10 par value. The Company has designated 1,000,000 shares as Class A convertible and 1,000,000 shares as Class B convertible. At the time of issuance, the Board of Directors has the right to designate the rights, preferences and privileges of each class. As of June 30, 2005, the Company did not have any shares of preferred stock outstanding.

NOTE 8 - SENIOR SECURED NOTE PAYABLE

Pursuant to the Loan Facility and Investment Agreement (as described in Note 8 of the financial statements in the Annual Report filed on Form 10-KSB) dated December 8, 2004, between the Company and Cantor, on June 30, 2005 the Company received the final installment thereunder in the amount of $250,000. Since September 2004, the Company has received a total of $2,000,000 from Cantor.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


NOTE 9 - INFORMATION ABOUT GEOGRAPHICAL AREAS

The Company presently operates in one reportable segment - Internet gaming software development. Revenue information and long lived assets by geographical area is set forth below for the six and three months ended June 30, 2005 and 2004:

Six Months Ended June 30, 2005

                          Revenues from
                            external
      Geographical area     customers     Long-lived assets
      -----------------   -------------   -----------------

      United States       $       5,000   $         112,108
      United Kingdom                 --   $           1,802
      Australia           $     529,003   $          16,760
                          -------------   -----------------
                          $     534,003   $         130,670
                          =============   =================


Three Months Ended June 30, 2005

                          Revenues from
                            external
      Geographical area     customers
      -----------------   -------------

      United States                  --
      United Kingdom                 --
      Australia           $     299,223
                          -------------
                          $     299,223
                          =============


Six Months Ended June 30, 2004

                          Revenues from
                            external         Long-lived
      Geographical area     customers          assets
      -----------------   -------------   -----------------
      United States                  --   $          95,262
      United Kingdom                 --   $           2,727
      Australia           $      75,340   $          64,541
                          -------------   -----------------
                          $      75,340   $         162,530
                          =============   =================


Three Months Ended June 30, 2004

                          Revenues from
                            external
      Geographical area     customers
      -----------------   -------------
      United States                  --
      United Kingdom                 --
      Australia           $      46,667
                          -------------
                          $      46,667
                          =============

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

   Overview

       On or about January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations, or NorStar, consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation, or G&EG Nevada, a developer of Internet and wireless gaming software for use in regulated gaming markets, as well as central server gaming systems, game content and gaming devices for land-based gaming; (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of G&EG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc., or G&EG. As a result of the exchange, G&EG Nevada became a subsidiary of G&EG and the former stockholders of G&EG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of G&EG Nevada became the controlling members of the board of directors and management of the combined companies. Since G&EG Nevada was the only operating company in the exchange and the former stockholders of G&EG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a "reverse acquisition" and, effectively, as a recapitalization, in which G&EG Nevada was treated as the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a "reverse acquisition," the accompanying condensed consolidated financial statements reflect the historical financial statements of G&EG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 at their historical basis and the inclusion of the accounting acquiree's results of operations from that date.

      In this report, the references to "we," "us" or "our" relate to G&EG Nevada prior to January 12, 2004 and to G&EG, G&EG Nevada and their other subsidiaries from that date.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES


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

   Description of Revenues

      Through June 30, 2005, our revenues were generated from the development of prospective Internet gaming sites in regulated gaming markets outside of the United States, as well as maintenance and technical support contracts. On December 8, 2004, we entered into definitive agreements with Cantor which included, among other things, the exclusive license of our Internet gaming software to them. In conjunction with this license, we currently receive a monthly development fee for the development of the Cantor Casino, which is currently anticipated to go live in the third quarter of 2005 and will not permit bets to be placed by individuals in the United States. We will receive a portion of the net win realized by the Cantor Casino following repayment of certain expenses associated therewith. In addition, it is anticipated that we will develop additional "white-label" Internet gaming sites, each of which will prohibit bets in the United States, for clients of Cantor as well third parties introduced by us. Similar to the Cantor Casino, we will receive a development fee and a portion of the net win realized by such "white-label" sites.

      In addition, we are focused on the provision of our central server gaming system and suite of games in the land-based gaming markets of Europe and the United States. Our business model for our land-based initiatives is based upon a combination of recurring revenue and the sale of our products. Specifically, we anticipate offering our central server gaming system on a license basis, where applicable, whereby we will receive a recurring license fee based upon gaming machines utilizing our software. Gaming machines will either be placed on a revenue sharing basis, with the Company realizing 15%-30% of the net win (i.e., coin inserted into a machine less the coin paid out) from the gaming machines, or on a sale basis, particularly in Europe where revenue sharing arrangements are not customary. Alternatively, we may occasionally deploy gaming machines on the basis of part cash payment and a lower revenue sharing percentage. We also anticipate generating revenues from maintenance and technical support services in connection with the placement of our central server gaming system and gaming machines. In all cases, we will outsource the manufacture of our gaming machines through turnkey third party manufacturing sources with which we have an alliance and utilize existing distribution channels.

      The placement of gaming equipment on a revenue sharing basis is capital intensive. In this regard, to the extent we make such placements, we will require a credit facility sufficient to finance the manufacture and deployment of our gaming machines, as well as the interim manufacturing period where gaming machines are placed on an sale basis. At this time, we do not have a credit facility.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES


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

      Historically, we have experienced substantial fluctuations in revenues from period-to-period as a result of our revenues being derived solely from software development contracts consisting of upfront licensing and periodic payments as opposed to steady recurring revenues. Moreover, our revenues have been limited over the last two years as we have been intensely focused on the development of the Cantor Casino, our central server gaming system for the Europe and North America gaming markets, as well as development of electronic bingo, keno, instant lottery, video poker, slot and roulette products for deployment in such markets.

      We anticipate that our future revenues will be derived from the Cantor relationship as well as the placement of our central server gaming system and gaming machines on a revenue-sharing and sale basis and, to a lesser extent, from maintenance and technical support agreements. At this time, it is difficult to predict the breakdown of anticipated future revenues from each of the foregoing initiatives.

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

      When we receive a percentage of the gaming revenues generated by our client's Internet gaming sites, we would generally recognize such revenues based upon a percentage of the gross win when earned.

      Revenues from the placement of our gaming machines on a revenue-sharing basis, as well as the placement of our central server gaming system on a license basis, would be accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement. If we sell gaming machines outright, revenues will be recognized upon completion of installation and acceptance by the casino, provided collectibility is reasonably assured. We would negotiate our portion of the revenues generated under revenue-sharing contracts based upon the cost of the equipment installed, the location of a particular casino, and the estimated daily net win per gaming machine for each casino client.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

   COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 AND 2004

      Revenues

      During the three months ended June 30, 2005, we generated revenues from the development of the Cantor Internet gaming site ("Cantor Casino"), technical support services and product sales totaling $299,223, as compared to revenues from services of $46,667, during the three months ended June 30, 2004. The $252,556, or 541.2% increase in revenues, all of which was a $252,556 increase in services revenue was due primarily to the increased development activity associated with the Cantor Casino. We continue our transition from solely focusing on the sale and marketing of online gaming systems in regulated gaming markets to the development of land-based and wireless gaming systems and a suite of electronic bingo, keno, video lottery, video poker, slot and roulette games, some of which may be placed in conjunction with our central server gaming system platform and the remainder on a stand-alone basis. We anticipate a slight increase in revenue during the third quarter of 2005 from Internet gaming contracts and as we complete the development of certain of our land-based gaming products. In this regard, we anticipate deploying gaming machines in the United Kingdom in the third quarter of 2005.

      Cost of Revenues

      During the three months ended June 30, 2005, our cost of revenues was $87,367 compared to no significant cost of revenues during the three months ended June 30, 2004. During the three months ended June 30, 2005, our costs of revenues consisted of $87,367 attributable only to services, whereas, during the three months ended June 30, 2004, we had no cost of revenues. The $87,367 increase in the cost of revenues was directly attributable to increased revenues in connection with the development of the Cantor Casino, as compared to the same period in 2004. We do, however, anticipate that our revenues in future periods will escalate due to increased Internet gaming activity as well as deployment of our land-based gaming products and services. Cost of revenues will increase as well, but our operating margins should improve as we anticipate commercializing several new products.

      We realized a gross margin of $211,856 during the three months ended June 30, 2005, compared to a gross margin of $46,667 during the three months ended June 30, 2004. The $165,189 or 354.0% increase in gross margin related primarily to the significant increase in higher margin service revenue.

      Operating Expenses

      For the three months ended June 30, 2005, we incurred total operating expenses of $536,708, compared to $1,194,474 for the three months ended June 30, 2004, a decrease of $657,766, or 55.1%. The decrease in total operating expenses relates to an $112,546 decrease in research and development expenses and a $545,220 decrease in selling, general and administrative expenses.

      During the three months ended June 30, 2005, we incurred research and development expenses of $139,667, compared to $252,213 during the three months ended June 30, 2004, a decrease of $112,546, or 44.6%. The decrease in our research and development expenses was due primarily to a redirection of the efforts of personnel from research and development to revenue producing services in the three months ended June 30, 2005 as compared to the same period in 2004. The trend is not expected to continue as we anticipate further increasing our research and development efforts in central server

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES


and wireless technology in the upcoming quarters. As we continue to develop our central server gaming system platform and related games and other products for deployment in land-based casinos, and commencement of our wireless gaming platform, research and development expenses to obtain the necessary certifications and approvals for each of the foregoing will be very difficult to quantify given the nature of this process. There are always risks and uncertainties associated with the development, certification and commercialization of new products or services. We anticipate making our initial deployment of products into land-based gaming markets in the next several months. While this is new for us, we have previously undertaken the development and lab certification process on a number of occasions with respect to our Internet gaming platform. We anticipate that, as with the Internet gaming platform submissions, we will be successful in obtaining certification from the gaming labs regarding our various hardware and software products for regulated land-based and wireless gaming markets. To reduce the risk associated with our initial entry into the land-based gaming market, we will utilize well established third party turnkey manufacturing sources for our gaming devices and will utilize industry veterans for the installation and ongoing maintenance of the gaming machines.

      During the three months ended June 30, 2005, we incurred selling, general and administrative expenses of $397,041, compared to $942,261 during the three months ended June 30, 2004, a decrease of $545,220, or 57.9%. The decrease in our selling, general and administrative expenses was due primarily to significant expenditure in 2004 on travel and road shows relating to our private placement, retention of professionals, including gaming, intellectual property and other outside counsel, increased participation at industry shows and conventions, salaries related to new employees, and non cash compensation expense of $175,088 relating to options and warrants issued to consultants in consideration for strategic services. We also recognized costs of $432,390 for the fair value of shares of restricted common stock issued to consultants in consideration for strategic advisory, investment banking and research services in 2004. The Company did not incur similar charges for the three months ended June 30, 2005 and, accordingly, we anticipate that our selling, general and administrative expenses will be somewhat lower in the near-term as compared to prior periods, while increasing thereafter over the mid to long-term as we expand our staff to handle future development projects.

      Other Income (Expense)

      For the three months ended June 30, 2005, other expense was $12,775, compared to other expense of $12,698 for the three months ended June 30, 2004, an increase of other expense of $77. The increase is related primarily to $46,125 of interest expense, incurred in connection with the issuance of the senior secured note payable and $55,517 amortization of associated debt discount, offset by other income of $88,867 which represented settlement and refund of an outstanding tax liability.

      Net Loss

      For the three months ended June 30, 2005, we experienced a net loss of $337,627, compared to a net loss of $1,160,505 for the three months ended June 30, 2004, a decrease in the amount of $822,878, or 70.9%. The significant decrease in the net loss is directly attributable to a $165,189 increase in gross margin, a $657,766 reduction in operating expenses, offset, in part, by a $77 increase in other expense.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES


   COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 AND 2004

      Revenues

      During the six months ended June 30, 2005, we generated revenues from the development of the Cantor Casino, technical support services and product sales totaling $534,003, as compared to revenues from services of $75,340 during the six months ended June 30, 2004. The $458,663, or 608.8% increase in revenues, which consists of a $453,663 increase in services revenue and a $5,000 increase in revenues from product sales in the six months ended June 30, 2005, was largely due to the increased development activity associated with the Cantor Casino. As we continue our transition from solely focusing on the sale and marketing of online gaming systems in regulated gaming markets to the development of land-based and wireless gaming systems and a suite of electronic bingo, keno, video lottery, video poker, slot and roulette games, some of which may be placed in conjunction with our central server gaming system platform and the remainder on a stand-alone basis. We anticipate a slight increase in revenue during the third quarter of 2005 from Internet gaming contracts as we complete the development of certain of our land-based gaming products. In this regard, we anticipate deploying gaming machines in the United Kingdom in the third quarter of 2005.

      Cost of Revenues

      During the six months ended June 30, 2005, our cost of revenues was $192,105 compared to no significant cost of revenues during the six months ended June 30, 2004. During the six months ended June 30, 2005, our costs of revenues consisted of $186,475 attributable to services and $5,630 attributable to product sales as compared to no cost of revenues during the six-month period ended June 30, 2004. The $192,105 increase in the cost of revenues was directly attributable to increased revenues in connection with the development of the Cantor Casino, as compared to the same period in 2004. We do, however, anticipate that our revenues in future periods will escalate due to increased Internet gaming activity as well as deployment of our land-based gaming products and services. Cost of revenues will increase as well, but our operating margins should improve as we anticipate commercializing several new products.

      We realized a gross margin of $341,898 during the six months ended June 30, 2005 as compared to a gross margin of $75,340 during the six months ended June 30, 2004. The $266,558 or 353.8% increase in gross margin related primarily to the increase in higher margin service revenue.

      Operating Expenses

      For the six months ended June 30, 2005, we incurred total operating expenses of $1,073,854, compared to $2,146,545 for the six months ended June 30, 2004, a decrease in the amount of $1,072,691, or 50.0%. The decrease in total operating expenses relates to a $206,392 decrease in research and development expenses and a decrease of $866,299 in selling, general and administrative expenses.

      During the six months ended June 30, 2005, we incurred research and development expenses of $297,877, compared to $504,269 during the six months ended June 30, 2004, a decrease of $206,392, or 40.9%. The decrease in our research and development expenses was due primarily to a redirection of the efforts of personnel from research and development to revenue producing services in the six months ended June 30, 2005 as compared to the same period in 2004. The trend is not expected to continue as we anticipate further increasing our research and development efforts in central server and wireless technology in the upcoming quarters. As we continue to develop our central server gaming system platform and related games and other products for deployment in land-based casinos, and commence

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES


development of our wireless gaming platform, research and development expenses to obtain the necessary certifications and approvals for each of the foregoing will be difficult to quantify given the nature of this process. There are always risks and uncertainties associated with the development, certification and commercialization of new products or services. We anticipate making our initial deployment of products into land-based gaming markets in the next several months. While this is new for us, we have previously undertaken the development and lab certification process on a number of occasions with respect to our Internet gaming platform. We anticipate that, as with the Internet gaming platform submissions, we will be successful in obtaining certification from the gaming labs regarding our various hardware and software products for regulated land-based and wireless gaming markets. To reduce the risk associated with our initial entry into the land-based gaming market, we will utilize well established third party turnkey manufacturing sources for our gaming devices and will utilize industry veterans for the installation and ongoing maintenance of the gaming machines.

      During the six months ended June 30, 2005, we incurred selling, general and administrative expenses of $775,977, compared to $1,642,276 during the six months ended June 30, 2004, a decrease of $866,299, or 52.7%. The decrease in our selling, general and administrative expenses was due primarily to significant expenditure in 2004 on travel and road shows relating to our private placement, retention of professionals, including gaming, intellectual property and other outside counsel, increased participation at industry shows and conventions, salaries related to new employees, and non cash compensation expense of $175,088 relating to options and warrants issued to consultants in consideration for strategic services. We also recognized costs of $432,390 for the fair value of shares of restricted common stock issued to consultants in consideration for strategic advisory, investment banking and research services in 2004. The Company did not incur similar charges for the six months ended June 30, 2005 and, accordingly, we anticipate that our selling, general and administrative expenses will be somewhat lower in the near-term as compared to prior periods, while increasing thereafter over the mid to long-term as we expand our staff to handle future proposed development projects.

      Other Income (Expense)

      For the six months ended June 30, 2005, other expense was $45,630, compared to other expense of $30,721 for the six months ended June 30, 2004, an increase of other expense of $14,909. The increase is related primarily to $76,641 of interest expense, incurred in connection with the issuance of the senior secured note payable and $111,034 amortization of associated debt discount offset by other income of $142,045 which represented settlement and refund of an outstanding tax liability.

      Net Loss

      For the six months ended June 30, 2005, we experienced a net loss of $777,586, compared to a net loss of $2,101,926 for the six months ended June 30, 2004, a decrease of $1,324,340, or 63.0%. The decrease in net loss is directly attributable to a $266,558 increase in gross margin, a $1,339,249 decrease in operating losses, offset, in part, by a $14,909 increase in other expense.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

      Overview

      As of June 30, 2005, we had cash of $312,431, accounts receivable of $115,758 and total liabilities of $1,452,224, of which $395,204 are current liabilities. Accordingly, as of June 30, 2005, we had working capital of $32,985 and a stockholders' deficiency of $569,561. During the six months ended June 30, 2005, cash on hand decreased by $281,593, from $594,024 to $312,431. The decrease in cash reflected $500,000 of net cash provided by financing activities, offset by $715,733 of net cash used in operating activities, $58,798 of net cash used in investing activities and the $7,062 effect of exchange rate changes on cash.

      Operating activities used net cash of $715,733 during the six months ended June 30, 2005, whereas operating activities used net cash of $1,494,897 during the six months ended June 30, 2004. The net cash used in operating activities during the six months ended June 30, 2005 related primarily to our net loss of $777,586, a decrease in accounts receivable of $63,285, a decrease in accounts payable of $50,242, an increase in accrued expenses of $84,063, a decrease in accrued compensation - officers of $10,405, and a decrease in foreign taxes payable of $166,009, offset, in part, by non-cash costs of amortization of debt discount of $111,034 and depreciation expense of $40,431. During the six months ended June 30, 2004, our operating activities used net cash of $1,494,897, reflecting our net loss of $2,101,926, offset, in part, by non-cash costs of investment banking, strategic advisory and research services of $607,478 paid through the issuance of restricted shares of common stock with a fair value of $432,390, and the issuance of options and warrants with a fair value of $175,088. Issuances of equity securities as payments for services and compensation result in non-cash charges to expense. An increase in prepaid expenses of $11,790, an increase in accounts payable of $90,936, a decrease in accrued expenses of $33,325, and a decrease in accrued compensation - officers of $59,190.

      Investing activities used $58,798 during the six months ended June 30, 2005, compared to $44,007 used during the six months ended June 30, 2004. The increased use of cash in investing activities reflects primarily the purchase of certain intangible assets. We acquired intellectual property consisting of next generation digital casino and poker games and expect to derive a benefit when we release the next version of our client's Internet gaming site. Investing activities during the six months ended June 30, 2004 reflects the costs related to the build-out and relocation of our principal offices to Las Vegas, Nevada.

      Our financing activities provided net cash of $500,000 during the six months ended June 30, 2005, compared to $1,684,792 during the six months ended June 30, 2004. The net cash provided by our financing activities during the six months ended June 30, 2005 reflects $500,000 from the issuance of a senior secured note under an existing debt agreement. The net cash provided by our financing activities during the six months ended June 30, 2004 reflects $2,143,242 in net proceeds from the sale of 2,445,000 shares of common stock in a private placement, offset by $458,450 used to repay related party loans.

      Outlook

      We incurred losses of $777,586 and $2,101,926 and negative net cash flows from operating activities of $715,733 and $1,494,897 for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, we had an accumulated deficit of $7,470,426. These conditions raise substantial doubt about our ability to continue as a going concern.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES


      We anticipate that for the twelve month period ending June 30, 2006, we will need a minimum of $1,500,000 in additional third party funding or future revenues not otherwise contractually committed, for ongoing research and development of our land-based and wireless gaming systems and game content, finalization of the Cantor Casino, commencement of the development of the next generation Internet gaming system, gaming lab certification of our products, gaming licensing, advertising and marketing and the manufacture of gaming machines to be deployed on a recurring revenue basis in Europe and North America.

      Until we generate sufficient cash from our operations, we will need to rely upon private and institutional sources of debt and equity financing. Based on presently known plans, we believe that we will be able to fund our operations and required expenditures through the fourth quarter of 2005 through cash on hand and revenue from existing development projects. We will require additional cash, either through additional revenue realization, the exercise of warrants by Cantor, or from third party debt or equity sources. Alternatively, we will be forced to seek cash from other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations to profitability and beyond.

RISK FACTORS

      We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations, and the trading price of our common stock could decline. These risks factors include, but are not limited to, our limited operating history, history of operating losses, the inability to obtain for additional capital, the failure to successfully expand our operations, the barriers of entry into new gaming markets, the competition in the gaming industry from competitors with substantially greater resources, the legal and regulatory requirements and uncertainties related to our industry, the inability to enter into strategic partnerships with manufacturers and distributors, the loss of key personnel, adverse economic conditions, adverse currency rate fluctuations, the inability to protect our proprietary information against unauthorized use by third parties, the control of our common stock by our management, the classification of our common stock as "penny stock," the absence of any right to dividends, the costs associated with the issuance of and the rights granted to additional securities, the unpredictability of the trading of our common stock and the ability of our Board of Directors to issue up to collectively 10,000,000 shares, $10 par value, of preferred stock.

      For a more detailed discussion as to the risks related to Gaming & Entertainment Group, Inc., our industry and our common stock, please see the section entitled, "Management's Discussion and Analysis or Plan of Operation - Risk Factors," in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 3, 2005.

ITEM 3. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls

      We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and our president. Upon the consummation of a share exchange on January 12, 2004 involving Gaming & Entertainment Group, Inc., a Nevada corporation, Jay Sanet resigned as our former chief executive officer, and Tibor
N. Vertes and Gregory L. Hrncir were

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES


appointed as our chief executive officer and president, respectively. Mr. Vertes serves as our principal executive officer and Mr. Hrncir serves as our principal financial and accounting officer.

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

      Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation.

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

      Changes in Internal Controls

      There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the six months ended June 30, 2005, the Company issued 250,000 shares of common stock relating to purchase of assets from Absolute Game, Ltd. consisting of next generation, digital casino and poker games. In addition, the Company issued a warrant to purchase 500,000 shares of common stock, exercisable for a period of three (3) years at an exercise price of $0.40 per share. In issuing the foregoing securities we relied upon the exemptions from securities registration provided by Rule 4(2) and Regulation S of the Securities Act of 1933, as amended.

In conjunction with the Company's 2004 private placement, the Company was obligated to file a registration statement no later than July 15, 2004 to register the securities sold therein. The Company did not file the registration statement by July 15, 2004, but rather filed it on March 3, 2005. As a result, the Company issued the investors in the private placement a total of 563,250 shares of common stock, which represented 3% of the number of shares of common stock purchased by each purchaser for each month or part thereof of the late filing. The newly issued shares of common stock have been registered for resale under the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission. We relied upon the exemption from securities registration provided by Section 4(2) of the Securities Act of 1933, as amended.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5. OTHER INFORMATION.

      Not applicable.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES


ITEM 6. EXHIBITS

      (a) Exhibits.
          --------

            10.15 Sublease Agreement by and between Gaming & Entertainment
                  Group, Inc. and GTECH Corporation dated June 16, 2005.

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

                                 GAMING & ENTERTAINMENT GROUP, INC.
                                  (Registrant)

Date: August 15, 2005            By: /s/ Gregory L. Hrncir
                                    -----------------------------------
                                      Gregory L. Hrncir
                                 Its: President and Secretary