Form 10QSB
period 2005-09-30
GAMING & ENTERTAINMENT GROUP INC
filed 2005-11-15
CIK 1100356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from:  _______ to _______

      Commission file number: 000-28399

                       Gaming & Entertainment Group, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Utah                                                59-1643698
-----------------------------------                       ----------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES |_| NO |X|

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   19,830,602 shares of common stock, $0.01 par value, as of November 14, 2005
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  YES |_| NO |X|

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                                PAGE
PART I - FINANCIAL INFORMATION....................................................................................3
         ITEM 1.  FINANCIAL STATEMENTS............................................................................3
                  Condensed Consolidated Balance Sheet
                           September 30, 2005 (Unaudited).........................................................3
                  Condensed Consolidated Statements of Operations
                           For the Nine and Three Months ended September 30, 2005 and 2004 (Unaudited)............4
                  Condensed Consolidated Statement of Stockholders' Deficiency
                           For the Nine Months ended September 30, 2005 (Unaudited)...............................5
                  Condensed Consolidated Statements of Cash Flows
                           For the Nine Months ended September 30, 2005 and 2004 (Unaudited)......................6
                  Notes to Condensed Consolidated Financial Statements (Unaudited)................................7
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................................15
                  Results of Operations..........................................................................18
                  Liquidity and Capital Resources................................................................22
                  Risk Factors...................................................................................23
         ITEM 3.  CONTROLS AND PROCEDURES........................................................................23

PART II - OTHER INFORMATION......................................................................................25
         ITEM 1.  LEGAL PROCEEDINGS..............................................................................25
         ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....................................25
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................25
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................25
         ITEM 5.  OTHER INFORMATION..............................................................................25
         ITEM 6.  EXHIBITS.......................................................................................26

SIGNATURE........................................................................................................27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 2005
                                   (UNAUDITED)

ASSETS

Current Assets
        Cash                                                                        $   122,049
        Accounts receivable                                                              98,454
                                                                                    -----------
                     Total current assets                                               220,503

 Equipment and Furnishings, net of accumulated depreciation of $311,143                 151,212
 Intangible Assets, net of accumulated amortization of $15,675                          297,825
 Other Assets                                                                            10,302
                                                                                    -----------

                     Total assets                                                   $   679,842
                                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
      Accounts payable                                                              $    55,249
      Accrued expenses                                                                  186,087
      Accrued compensation - officers                                                   156,025
      Notes payable - officers                                                           55,548
                                                                                    -----------
                    Total current liabilities                                           452,909

Senior Secured Note Payable, net of unamortized debt discount of $924,924             1,075,076
Deferred Rent                                                                            35,257
                                                                                    -----------
                   Total liabilities                                                  1,563,242
                                                                                    -----------

 Commitments

 Stockholders' Deficiency
     Preferred stock, par value $10 per share; 10,000,000 shares authorized
      Class A convertible preferred stock, par value $10 per share;
         1,000,000 shares designated; none issued                                            --
      Class B preferred stock, par value $10 per share;
         1,000,000 shares designated; none issued                                            --
      Common stock, par value $.01 per share; 150,000,000 shares authorized;
         19,830,602 shares issued and outstanding                                       198,306
      Additional paid-in capital                                                      6,556,087
      Accumulated deficit                                                            (7,783,289)
      Accumulated other comprehensive income - foreign currency translation gains       145,496
                                                                                    -----------
                    Total stockholders' deficiency                                     (883,400)
                                                                                    -----------

                    Total liabilities and stockholders' deficiency                  $   679,842
                                                                                    ===========

      See accompanying notes to condensed consolidated financial statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE AND THREE
                                  MONTHS ENDED
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                               Nine Months Ended              Three Months Ended
                                                  September 30,                   September 30,
                                              2005            2004            2005            2004
                                          ------------    ------------    ------------    ------------
 Revenues:

 Services                                 $    910,487    $    140,894    $    381,486    $     65,554
 Product                                        21,930              --          16,930              --
                                          ------------    ------------    ------------    ------------
               Total revenues                  932,417         140,894         398,416          65,554
                                          ------------    ------------    ------------    ------------

 Cost of revenues:
 Services                                      390,673          37,462         204,198          37,462
 Product                                        18,423              --          12,794              --
                                          ------------    ------------    ------------    ------------
               Total cost of revenues          409,096          37,462         216,992          37,462
                                          ------------    ------------    ------------    ------------

               Gross margin                    523,321         103,432         181,424          28,092
                                          ------------    ------------    ------------    ------------

 Operating expenses:
 Research and development                      353,466         711,772          55,590         207,503
 Selling, general and administrative
 expenses                                    1,128,357       2,053,686         352,379         411,409
                                          ------------    ------------    ------------    ------------
  Total operating expenses                   1,481,823       2,765,458         407,969         618,912
                                          ------------    ------------    ------------    ------------

 Operating loss                               (958,502)     (2,662,026)       (226,545)       (590,820)
                                          ------------    ------------    ------------    ------------

  Other income (expense):
  Foreign  currency transaction loss                --         (14,170)             --              --
  Interest expense and amortization of
  debt discount                               (288,063)        (41,180)       (100,389)        (15,172)
  Other income                                 156,116          21,769          14,071          12,312
                                          ------------    ------------    ------------    ------------

 Total other expense                          (131,947)        (33,581)        (86,318)         (2,860)
                                          ------------    ------------    ------------    ------------

Net loss                                  $ (1,090,449)   $ (2,695,607)   $   (312,863)   $   (593,680)
                                          ============    ============    ============    ============

Weighted average number of shares
outstanding - basic and diluted             19,610,161      17,292,412      19,830,602      19,132,084
                                          ============    ============    ============    ============

Net loss per share - basic and diluted    $      (0.06)   $      (0.16)   $      (0.02)   $      (0.03)
                                          ============    ============    ============    ============

      See accompanying notes to condensed consolidated financial statements

                                        GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                            (UNAUDITED)

                                                   Common Stock           Additional                 Accumulated Other
                                             -------------------------     Paid-in      Accumulated   Comprehensive
                                               Shares         Amount       Capital        Deficit         Income         Total
                                             -----------   -----------   -----------    -----------    -----------    -----------
Balance at January 1, 2005                    19,017,352   $   190,173   $ 6,300,720    $(6,692,840)   $   147,416    $   (54,531)
     Shares issued in exchange for
       purchase of intangible assets             250,000         2,500       125,000             --             --        127,500
     Warrants issued in exchange for
       purchase of intangible assets                  --            --       136,000             --             --        136,000
     Shares issued for late registration
       filing                                    563,250         5,633        (5,633)            --             --             --
     Foreign currency translation loss (A)
                                                      --            --            --             --         (1,920)        (1,920)
     Net loss                                         --            --            --     (1,090,449)            --     (1,090,449)
                                             -----------   -----------   -----------    -----------    -----------    -----------
Balance at September 30, 2005                 19,830,602   $   198,306   $ 6,556,087    $(7,783,289)   $   145,496    $  (883,400)
                                             ===========   ===========   ===========    ===========    ===========    ===========

(A) Comprehensive loss (net loss plus or minus foreign currency translation loss or gain) for the nine and three months ended September 30, 2005 and 2004 totaled $1,092,369, $313,839, $2,739,813 and $597,082, respectively.

      See accompanying notes to condensed consolidated financial statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                                                                                 2005            2004
                                                                              -----------    -----------
Cash flows from operating activities
Net loss                                                                      $(1,090,449)   $(2,695,607)
Adjustments to reconcile net loss to net cash used in operating activities:
    Recoveries of loan and note receivable and provision for bad debts                 --         (2,419)
    Amortization of debt discount                                                 166,551             --
    Amortization of intellectual property                                          15,675             --
    Depreciation expense                                                           56,577         29,432
    Shares issued for services                                                         --        485,315
    Options and warrants issued to nonemployees for services                           --        175,088
    Deferred rent                                                                 (12,508)            --
    Changes in operating assets and liabilities:
        Accounts receivable                                                        80,419        (61,120)
        Prepaid expenses                                                               --        (11,790)
        Accounts payable                                                          (64,432)       179,627
        Accrued expenses                                                          136,811        (14,800)
        Accrued compensation - officers                                             9,328        (48,542)
        Foreign taxes payable                                                    (166,009)        15,499
                                                                              -----------    -----------
Net cash used in operating activities                                            (868,037)    (1,949,317)
                                                                              -----------    -----------
Cash flows from investing activities
    Acquisition of intangible assets                                              (50,000)            --
    Acquisition of equipment and furnishings                                      (46,229)       (55,207)
                                                                              -----------    -----------
Net cash used in investing activities                                             (96,229)       (55,207)
                                                                              -----------    -----------
Cash flows from financing activities
    Repayments of related party loans                                                  --       (458,450)
    Proceeds from the issuance of senior secured note and warrants                500,000        250,000
    Proceeds of related party loan                                                     --         42,852
    Net proceeds from sale of common stock and warrants                                --      2,143,242
                                                                              -----------    -----------
Net cash provided by financing activities                                         500,000      1,977,644
                                                                              -----------    -----------

Effect of exchange rate changes on cash                                            (7,709)       (22,789)
                                                                              -----------    -----------

Net decrease in cash                                                             (471,975)       (49,669)

Cash, beginning of period                                                         594,024         86,315
                                                                              -----------    -----------

Cash, end of period                                                           $   122,049    $    36,646
                                                                              ===========    ===========
Supplemental disclosure of cash flow information
         Interest paid                                                        $        --    $    42,009
                                                                              ===========    ===========
Supplemental schedule of noncash investing and financing activities:
         Shares issued for equipment                                                   --    $    58,334
         Intangible  assets  purchased  in  exchange  for common  stock and
         warrants                                                             $   263,500             --
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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, in the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to make the presentation of the Company's financial position as of September 30, 2005 and its results of operations and cash flows for the interim periods presented not misleading. Results of operations for interim periods are not necessarily indicative of results for the full years of which they are a part. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $1,090,449 and $312,863 for the nine and three months ended September 30, 2005, respectively, and recurring losses in prior years. As of September 30, 2005, the Company had an accumulated deficit of $7,783,289 and a stockholders' deficiency of $883,400. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern for a reasonable period of time is dependent upon its ability to generate sufficient cash flows from its operations or obtain sufficient liquid resources from other sources to meet its obligations as they become due. Through September 30, 2005, the Company has funded its operations primarily through the issuance of common stock, warrants and options to outside investors for cash and consultants and others for services and the issuance of promissory notes and warrants to third parties, specifically Cantor G&W (Nevada), L.P. ("Cantor"), since September 2004. Management anticipates that additional funding of not less than $1,500,000 will be necessary to fund the Company's operations through September 30, 2006. Management believes, but cannot assure, that the Company will be able to obtain such funding through product placements, development contracts and third party financing and continue its operations through at least September 30, 2006. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some, or all, of its operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

                                       Nine Months Ended              Three Months Ended
                                          September 30,                   September 30,
                                   ----------------------------    ---------------------------
                                       2005            2004           2005             2004
                                   ------------    ------------    ------------    -----------
Net loss, as reported              $ (1,090,449)   $ (2,695,607)   $   (312,863)   $  (593,680)
Deduct: Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards               --        (464,307)             --             --
                                   ------------    ------------    ------------    -----------
Pro forma net loss                 $ (1,090,449)   $ (3,159,914)   $   (312,863)   $  (593,580)
                                   ============    ============    ============    ===========
Basic and diluted loss per
   common share as reported        $      (0.06)   $      (0.16)   $      (0.02)   $     (0.03)
                                   ============    ============    ============    ===========
Basic and diluted loss per
   common share pro forma          $      (0.06)   $      (0.18)   $      (0.02)   $     (0.03)
                                   ============    ============    ============    ===========

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

         Net Loss per Share

 The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period and the treasury stock method had been applied. Since the Company had net losses for the nine and three months ended September 30, 2005 and 2004, the effects of the assumed exercise of outstanding options and warrants would have been anti-dilutive and, accordingly, basic and diluted net loss per share in each period were the same. As of September 30, 2005 and 2004, the Company had options and warrants outstanding for the purchase of 17,215,929 and 7,293,377 shares of common stock, respectively, that were not included in the computation of diluted loss per share.

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

NOTE 3 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                 September 30, 2005
                                 Gross Carrying     Accumulated
                                    Amount         Amortization     Net
Amortizable intangible assets
      Intellectual Property       $ 313,500          $  15,675   $ 297,825
                                  =========          =========   =========

On March 13, 2005, the Company acquired $313,500 of intellectual property from Absolute Game, Ltd. ("Absolute") in exchange for $263,500 in stock and warrants and $50,000 in cash. The intellectual property consists of next generation digital casino and poker graphics, which the Company expects to derive a benefit with the next version of Cantor's Internet gaming site.

Amortization expense recorded for the nine and three months ended September 30, 2005 amounted to $15,675. Estimated amortization expense for the succeeding calendar years is (i) $15,675 in the remainder of calendar 2005; (ii) $62,700 in calendar 2006; (iii) $62,700 in calendar 2007; (iv) $62,700 in calendar 2008;
(v) $62,700 in calendar 2009; and (vi) $31,350 in calendar 2010.

NOTE 4 - COMMITMENTS

         Consulting Agreements

In March 2005, the Company entered into a consulting agreement with Peter Bengtsson, the Chief Executive Officer of Absolute. The consulting agreement is effective for a period of two years and includes Mr. Bengtsson and one additional game developer/graphic artist. Collectively, Mr. Bengtsson and the third party are being paid $12,000 per month.

         Operating Leases

On June 16, 2005, the Company subleased (the "Sublease") its Las Vegas office to a third party (the "Sublessee"). The Sublease is for a period of two years and includes successive one-year renewable options. Under the terms of the Sublease, the Sublessee is required to pay the full lease payment due under the terms of the original lease agreement (the "Lease"). In addition, during the term of the Sublease, the Company maintains the contractual responsibility for certain infrastructure located at the Las Vegas office. At the conclusion of the Sublease, and assuming the renewable options are not exercised, there will be 28 months remaining on the Lease. The aggregate annual rentals for this sublease for the succeeding calendar years are (i) $32,079 in the remainder of calendar 2005; (ii) $128,315 in calendar 2006; and (iii) $64,157 in calendar 2007.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5 - ISSUANCES OF COMMON STOCK

On March 14, 2005, the Company issued 250,000 shares of common stock with a fair value of $127,500, determined by the closing market price on such date, in exchange for the purchase of intangible assets from Absolute.

Pursuant to a private placement consummated in 2004 (the "Private Placement"), the Company was obligated to file a registration statement (the "Registration Statement") no later than July 15, 2004. The Private Placement consisted of units, each unit priced at $10,000 which was comprised of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $1.50 per share, which expired on May 31, 2005.

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

NOTE 6 - STOCK OPTIONS AND WARRANTS

         Stock Options

A summary of the changes in outstanding stock options during the nine months ended September 30, 2005 follows:

                                                       Weighted-Average
                                    Shares              Exercise Price
                                   ---------               ---------
Outstanding, January 1, 2005       2,508,442               $    0.78
Granted                              300,000               $    0.40
Forfeited                           (835,302)              $    0.65
                                   ---------
Outstanding, September 30, 2005    1,973,140               $    0.77
                                   =========
Exercisable, September 30, 2005    1,973,140               $    0.77
                                   =========

Previously, William McMaster, our former Chief Technology Officer, resigned due to personal and family obligations. As a result of the foregoing, Mr. McMaster's options to purchase a total of 500,000 shares of common stock have been forfeited.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         Stock Warrants

During the nine months ended September 30, 2005, the Company issued a warrant to purchase 500,000 shares of common stock in connection with the purchase of intellectual property from Absolute. The warrant is exercisable for three years commencing March 14, 2005, is fully vested and has an exercise price of $0.40 per share. The fair value of the warrant, calculated using a Black-Scholes option-pricing model, amounted to $136,000.

A summary of the changes in outstanding warrants during the nine months ended September 30, 2005 follows:

                                                                          Weighted-Average
                                                                Shares     Exercise Price
                                                             ------------    ------------
Outstanding, January 1, 2005                                   17,246,123    $      0.76
Issued in connection with purchase of intellectual property       500,000    $      0.40
Expired                                                        (2,503,334)   $      1.50
                                                             ------------
Outstanding, September 30, 2005                                15,242,789    $      0.63
                                                              ===========

         Fair Value of Warrant

The fair value of the warrant issued during the nine months ended September 30, 2005 was calculated using the Black-Scholes option-pricing model in accordance with SFAS 123 based on the following assumptions: expected life of 2.96 years, risk free interest rate of 3.97%, dividend yield of 0% and volatility of 66.16%.

NOTE 7 - PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock, having a $10 par value. The Company has designated 1,000,000 shares as Class A convertible and 1,000,000 shares as Class B convertible. At the time of issuance, the Board of Directors has the right to designate the rights, preferences and privileges of each class. As of September 30, 2005, the Company did not have any shares of preferred stock outstanding.

NOTE 8 - SENIOR SECURED NOTE PAYABLE

Pursuant to the Loan Facility and Investment Agreement (as described in Note 8 of the financial statements in the 2004 Annual Report filed on Form 10-KSB) dated December 8, 2004, between the Company and Cantor, on June 30, 2005 the Company received the final installment thereunder in the amount of $250,000. Since September 2004, the Company has received loans totaling $2,000,000 from Cantor.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 9 - INFORMATION ABOUT GEOGRAPHICAL AREAS

The Company presently operates in one reportable segment - Internet gaming software development. Revenue information and long lived assets by geographical area is set forth below for the nine and three months ended September 30, 2005 and 2004:

Nine Months Ended September 30, 2005

Geographical area         Revenues from
                            external     Long-lived
                            customers      assets
----------------------------------------------------

United States              $    7,215     $  100,528
United Kingdom             $   18,763     $    4,894
Australia                  $  906,439     $   45,790
                           ----------     ----------
                           $  932,417     $  151,212
                           ==========     ==========

Three Months Ended September 30, 2005

Geographical area         Revenues from
                            external
                            customers
-------------------------------------

United States              $    2,215
United Kingdom             $   18,763
Australia                  $  377,438
                           ----------
                           $  398,416
                           ==========

Nine Months Ended September 30, 2004

Geographical area         Revenues from
                            external     Long-lived
                            customers      assets
----------------------------------------------------

United States                       -     $   97,585
United Kingdom                      -     $    2,485
Australia                  $  140,894     $   61,538
                           ----------     ----------
                           $  140,894     $  161,608
                           ==========     ==========

Three Months Ended September 30, 2004

Geographical area         Revenues from
                            external
                            customers
-------------------------------------
United States                       -
United Kingdom                      -
Australia                  $   65,554
                           ----------
                           $   65,554
                           ==========

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

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

      Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. The most sensitive estimates affecting our financial statements include, or will include in subsequent periods, future volatility used in valuing equity instruments, allowances for bad debts, depreciable lives of gaming equipment in service and other equipment, amortization periods of intellectual property, deferred revenues, accrued liabilities and deferred tax valuation allowances. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The most critical policies relate to revenue recognition. The following is a description of our revenues and our revenue recognition policies. The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain.

      Description of Revenues

Through September 30, 2005, our revenues were generated from the development of prospective Internet gaming sites in regulated gaming markets outside of the United States, as well as maintenance and technical support contracts. On December 8, 2004, we entered into definitive agreements with Cantor which included, among other things, the exclusive license of our Internet gaming software to them. In conjunction with this license, we currently receive a monthly development fee for the development of the Cantor Casino, which went live on October 1, 2005 and does not permit bets to be placed by individuals in the United States. We will receive 15% of the net win realized by the Cantor Casino following repayment of certain expenses associated therewith.

      In addition, it is anticipated that we will develop additional "white label" Internet gaming sites (i.e. third party entities that utilize the internet gaming platform licensed by Cantor from the Company), each of which will prohibit bets in the United States, for clients of Cantor as well third parties introduced by us. Similar to the Cantor Casino, we will receive a development fee and a portion of the net win realized by such "white-label" sites.

      In addition, we are focused on the provision of our central server gaming system and suite of games in the land-based gaming markets of Europe and the United States. Our business model for our land-based initiatives is based upon a combination of recurring revenue and the sale of our products. Specifically, we anticipate offering our central server gaming system on a license basis, where applicable, whereby we will receive a recurring license fee based upon gaming machines utilizing our software. Gaming machines will either be placed on a revenue sharing basis, with the Company realizing 10%-25% of the net win (i.e., coin inserted into a machine less the coin paid out) from the gaming machines, or on a sale basis, particularly in Europe where revenue sharing arrangements are not customary. Alternatively, we may occasionally deploy gaming machines on the basis of part cash payment and a lower revenue sharing percentage. We may generate revenues from maintenance and technical support services in connection with the placement of our central server gaming system and gaming machines. In all cases, we will outsource the manufacture of our gaming machines through turnkey third party manufacturing sources with which we have an alliance and utilize existing distribution channels.

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

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

      When we install our gaming machines on a revenue-sharing basis, there will generally be no cost to our clients, as we would share in the recurring revenues generated from the gaming machines. We would, however, retain ownership of the gaming machines and the central server gaming system, as applicable, throughout the term of the revenue-sharing and licensing agreements, respectively, and would maintain the right to refurbish and redeploy gaming machines returned to us either upon the expiration or early termination of the revenue-sharing agreements. We believe that by placing gaming machines on a revenue-sharing basis we could maximize the amount of placements of our products; provided, however, there is no assurance that we will be successful in this effort given our current cash position, not having yet established a credit facility with a third-party financier, not having previously deployed products or provided services to gaming operators in the land-based gaming markets in which we anticipate entering, and the highly competitive nature of games on casino floors.

      Historically, we have experienced substantial fluctuations in revenues from period-to-period as a result of our revenues being derived solely from software development contracts consisting of upfront licensing and periodic payments as opposed to steady recurring revenues. Moreover, our revenues have been limited over the last two years as we have been intensely focused on the development of the Cantor Casino, our central server gaming system for the Europe and North America gaming markets, as well as development of video poker, slot and roulette products for deployment in such markets.

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

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

      COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      Revenues

      During the three months ended September 30, 2005, we generated revenues from the development of the Cantor Internet gaming site ("Cantor Casino"), technical support services and product sales totaling $398,416, as compared to revenues from services of $65,554, during the three months ended September 30, 2004. The $332,862, or 507.8% increase in revenues, which consists of a $315,932 increase in services revenue and a $16,930 increase in revenues from product sales was due primarily to the increased development activity associated with the Cantor Casino. As we continue our transition from solely focusing on the sale and marketing of online gaming systems in regulated gaming markets to the development of land-based and wireless gaming systems and a suite of video poker, slot and roulette games, some of which may be placed in conjunction with our central server gaming system platform and the remainder on a stand-alone basis. We anticipate a slight increase in revenue during the fourth quarter of 2005 from Internet gaming contracts as we continue to undertake additional internet gaming development on behalf of Cantor and complete the development of certain of our land-based gaming products. In this regard, we anticipate deploying gaming machines in the United Kingdom in the fourth quarter of 2005.

      Cost of Revenues

      During the three months ended September 30, 2005, our cost of revenues was $216,992 compared to $37,462 during the three months ended September 30, 2004. During the three months ended September 30, 2005, our costs of revenues consisted of $204,198 attributable to services and $12,794 attributable to product sales as compared to $37,462 attributable only to services during the three months ended September 30, 2004. The $179,530, or 479.2%, increase in the cost of revenues was directly attributable to increased revenues in connection with the development of the Cantor Casino, as compared to the same period in 2004. We do, however, anticipate that our revenues in future periods will escalate due to increased Internet gaming activity as well as deployment of our land-based gaming products and services. Cost of revenues will increase as well, but our operating margins should improve as we anticipate commercializing several new products.

      We realized a gross margin of $181,424 during the three months ended September 30, 2005, compared to a gross margin of $28,092 during the three months ended September 30, 2004. The $153,332 or 545.8% increase in gross margin related primarily to the significant increase in higher margin service revenue.

      Operating Expenses

      For the three months ended September 30, 2005, we incurred total operating expenses of $407,969, compared to $618,912 for the three months ended September 30, 2004, a decrease of $210,943, or 34.1%. The decrease in total operating expenses relates to a $151,913 decrease in research and development expenses and a $59,030 decrease in selling, general and administrative expenses.

      During the three months ended September 30, 2005, we incurred research and development expenses of $55,590, compared to $207,503 during the three months ended September 30, 2004, a decrease of $151,913, or 73.2%. The decrease in our research and development expenses was due primarily to a redirection of the efforts of personnel from research and development to revenue producing services in the three months ended September 30, 2005 as compared to the same period in 2004. As we continue to develop our central server gaming system platform and

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

related games and other products for deployment in land-based casinos, and commencement of our wireless gaming platform, research and development expenses to obtain the necessary certifications and approvals for each of the foregoing will be very difficult to quantify given the nature of these processes. There are always risks and uncertainties associated with the development, certification and commercialization of new products or services. We anticipate making our initial deployment of products into land-based gaming markets in the United Kingdom in the fourth quarter of 2005. While this is new for us, we have previously undertaken the development and lab certification process on a number of occasions with respect to our Internet gaming platform. We anticipate that, as with the Internet gaming platform submissions, we will be successful in obtaining certification from the gaming labs regarding our various hardware and software products for regulated land-based and wireless gaming markets where required. The products to be deployed in the United Kingdom will not, however, require lab certification, but have been trialed in the field as well as put through extensive stress testing at our Sydney facility. To reduce the risk associated with our initial entry into the land-based gaming market, we will utilize well established third party turnkey manufacturing sources for our gaming devices and will utilize industry veterans for the installation and ongoing maintenance of the gaming machines.

During the three months ended September 30, 2005, we incurred selling, general and administrative expenses of $352,379, compared to $411,409, during the three months ended September 30, 2004, a decrease of $59,030, or 14.3%. The decrease in our selling, general and administrative expenses was due primarily to significant expenditure in 2004 on travel and road shows relating to our private placement, retention of professionals, including gaming, intellectual property and other outside counsel, increased participation at industry shows and conventions, salaries related to new employees, and non cash compensation expense of $175,088 relating to options and warrants issued to consultants in consideration for strategic services. The Company did not incur similar charges for the three months ended September 30, 2005 and, accordingly, we anticipate that our selling, general and administrative expenses will be somewhat lower in the near-term as compared to prior periods.

      Other Income (Expense)

      For the three months ended September 30, 2005, other expense was $86,318, compared to other expense of $2,860 for the three months ended September 30, 2004, an increase of other expense of $83,458. The increase is related primarily to $44,872 of interest expense, incurred in connection with the issuance of the senior secured note payable and $55,517 amortization of associated debt discount, offset by other income of $14,071 which represented sublease utility and infrastructure reimbursements.

      Net Loss

      For the three months ended September 30, 2005, we experienced a net loss of $312,863, compared to a net loss of $593,680 for the three months ended September 30, 2004, a decrease in the amount of $280,817, or 47.3%. The significant decrease in the net loss is directly attributable to a $153,332 increase in gross margin, a $210,943 reduction in operating expenses, offset, in part, by a $83,458 increase in other expense.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

      COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      Revenues

      During the nine months ended September 30, 2005, we generated revenues from the development of the Cantor Casino, technical support services and product sales totaling $932,417, as compared to revenues from services of $140,894 during the nine months ended September 30, 2004. The $791,523, or 561.8% increase in revenues, which consists of a $769,593 increase in services revenue and a $21,930 increase in revenues from product sales in the nine months ended September 30, 2005, was largely due to the increased development activity associated with the Cantor Casino. As we continue our transition from solely focusing on the sale and marketing of online gaming systems in regulated gaming markets to the development of land-based and wireless gaming systems and a suite of video poker, slot and roulette games, some of which may be placed in conjunction with our central server gaming system platform and the remainder on a stand-alone basis. We anticipate a slight increase in revenue during the fourth quarter of 2005 from Internet gaming contracts as we continue to undertake additional internet gaming development on behalf of Cantor and complete the development of certain of our land-based gaming products. In this regard, we anticipate deploying gaming machines in the United Kingdom in the fourth quarter of 2005.

      Cost of Revenues

      During the nine months ended September 30, 2005, our cost of revenues was $409,096 compared to $37,462 during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, our costs of revenues consisted of $390,673 attributable to services and $18,423 attributable to product sales, as compared to $37,462 attributable only to services during the nine months ended September 30, 2004. The $371,634 increase in the cost of revenues was directly attributable to increased revenues in connection with the development of the Cantor Casino, as compared to the same period in 2004. We do, however, anticipate that our revenues in future periods will escalate due to increased Internet gaming activity as well as deployment of our land-based gaming products and services. Cost of revenues will increase as well, but our operating margins should improve as we anticipate commercializing several new products.

      We realized a gross margin of $523,321 during the nine months ended September 30, 2005 as compared to a gross margin of $103,432 during the nine months ended September 30, 2004. The $419,889 or 406.0% increase in gross margin related primarily to the increase in higher margin service revenue.

      Operating Expenses

      For the nine months ended September 30, 2005, we incurred total operating expenses of $1,481,823, compared to $2,765,458 for the nine months ended September 30, 2004, a decrease in the amount of $1,283,635, or 46.4%. The decrease in total operating expenses relates to a $358,306 decrease in research and development expenses and a decrease of $925,329 in selling, general and administrative expenses.

      During the nine months ended September 30, 2005, we incurred research and development expenses of $353,466, compared to $711,772 during the nine months ended September 30, 2004, a decrease of $358,306, or 50.3%. The decrease in our research and development expenses was due primarily to a redirection of the efforts of personnel from research and development to revenue producing services in the nine months ended September 30, 2005 as compared to the same period in 2004. As we continue to develop our central server gaming system platform and related games and other products for deployment in land-based casinos, and commence development of our wireless gaming platform, research and development expenses to obtain the necessary certifications and approvals for each of the foregoing will be difficult to quantify given the nature of this process. There are always risks and uncertainties associated with the development,

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

certification and commercialization of new products or services. We anticipate making our initial deployment of products into land-based gaming markets in the fourth quarter of 2005 in the United Kingdom. While this is new for us, we have previously undertaken the development and lab certification process on a number of occasions with respect to our Internet gaming platform. The products to be deployed in the United Kingdom will not, however, require lab certification, but have been trialed in the field and have been extensively stress tested at our Sydney facility. We anticipate that, as with the Internet gaming platform submissions, we will be successful in obtaining certification from the gaming labs regarding our various hardware and software products for regulated land-based and wireless gaming markets as required. To reduce the risk associated with our initial entry into the land-based gaming market, we will utilize well established third party turnkey manufacturing sources for our gaming devices and will utilize industry veterans for the installation and ongoing maintenance of the gaming machines.

      During the nine months ended September 30, 2005, we incurred selling, general and administrative expenses of $1,128,357, compared to $2,053,686 during the nine months ended September 30, 2004, a decrease of $925,329, or 45.1%. The decrease in our selling, general and administrative expenses was due primarily to significant expenditure in 2004 on travel and road shows relating to our private placement, retention of professionals, including gaming, intellectual property and other outside counsel, increased participation at industry shows and conventions, salaries related to new employees, and non cash compensation expense of $175,088 relating to options and warrants issued to consultants in consideration for strategic services. We also recognized costs of $485,315 for the fair value of shares of restricted common stock issued to consultants in consideration for strategic advisory, investment banking and research services in 2004. The Company did not incur similar charges for the nine months ended September 30, 2005 and, accordingly, we anticipate that our selling, general and administrative expenses will be somewhat lower in the near-term as compared to prior periods.

      Other Income (Expense)

      For the nine months ended September 30, 2005, other expense was $131,947, compared to other expense of $33,581 for the nine months ended September 30, 2004, an increase of other expense of $98,366. The increase is related primarily to $121,512 of interest expense, incurred in connection with the issuance of the senior secured note payable and $166,551 amortization of associated debt discount, offset by other income of $156,116 which represented settlement and refund of an outstanding tax liability and sublease utility and infrastructure reimbursements.

      Net Loss

      For the nine months ended September 30, 2005, we experienced a net loss of $1,090,449, compared to a net loss of $2,695,607 for the nine months ended September 30, 2004, a decrease of $1,605,158, or 59.5%. The decrease in net loss is directly attributable to a $419,889 increase in gross margin, a $1,283,635 decrease in operating expenses, offset, in part, by a $98,366 increase in other expense.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

      Overview

      As of September 30, 2005, we had cash of $122,049, accounts receivable of $98,454 and total liabilities of $1,563,242, of which $452,909 are current liabilities. Accordingly, as of September 30, 2005, we had a working capital deficiency of $232,406 and a stockholders' deficiency of $883,400. During the nine months ended September 30, 2005, cash on hand decreased by $471,975, from $594,024 to $122,049. The decrease in cash reflected $500,000 of net cash provided by financing activities, offset by $868,037 of net cash used in operating activities, $96,229 of net cash used in investing activities and the $7,709 effect of exchange rate changes on cash.

      Operating activities used net cash of $868,037 during the nine months ended September 30, 2005, whereas operating activities used net cash of $1,949,317 during the nine months ended September 30, 2004. The net cash used in operating activities during the nine months ended September 30, 2005 related primarily to our net loss of $1,090,449, a decrease in accounts receivable of $80,419, a decrease in accounts payable of $64,432, an increase in accrued expenses of $136,811, an increase in accrued compensation - officers of $9,328, and a decrease in foreign taxes payable of $166,009, offset, in part, by non-cash costs of amortization of debt discount of $166,551, amortization of intellectual property of $15,675 and depreciation expense of $56,577. During the nine months ended September 30, 2004, our operating activities used net cash of $1,949,317, reflecting our net loss of $2,695,607, offset, in part, by non-cash costs of investment banking, strategic advisory and research services of $660,403 paid through the issuance of restricted shares of common stock with a fair value of $485,315, and the issuance of options and warrants with a fair value of $175,088. Issuances of equity securities as payments for services and compensation result in non-cash charges to expense. During the nine months ended September 30, 2004, we realized an increase in prepaid expenses of $11,790, an increase in accounts payable of $179,627, a decrease in accrued expenses of $14,800, a decrease in accrued compensation - officers of $48,542 and an increase in foreign taxes payable of $15,499.

      Investing activities used $96,229 during the nine months ended September 30, 2005, compared to $55,207 used during the nine months ended September 30, 2004. The increased use of cash in investing activities reflects primarily the purchase of certain intangible assets. We acquired intellectual property consisting of next generation digital casino and poker games and expect to derive a benefit when we release the next version of our client's Internet gaming site. Investing activities during the nine months ended September 30, 2004 reflect the costs related to the build-out and relocation of our principal offices to Las Vegas, Nevada.

      Our financing activities provided net cash of $500,000 during the nine months ended September 30, 2005, compared to $1,977,644 during the nine months ended September 30, 2004. The net cash provided by our financing activities during the nine months ended September 30, 2005 reflects $500,000 from the issuance of a senior secured note under an existing debt agreement. The net cash provided by our financing activities during the nine months ended September 30, 2004 reflects $2,143,242 in net proceeds from the sale of 2,445,000 shares of common stock in a private placement, $250,000 from the issuance of a senior secured note under an existing debt agreement, $42,852 from proceeds of a related party loan, offset by $458,450 used to repay related party loans.

      Outlook

      We incurred losses of $1,090,449 and $2,695,607 and negative net cash flows from operating activities of $868,037 and $1,949,317 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, we had an accumulated deficit of $7,783,289. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

      We anticipate that for the twelve month period ending September 30, 2006, we will need a minimum of $1,500,000 in additional third party funding or future revenues not otherwise contractually committed, for ongoing research and development of our land-based and wireless gaming systems and game content, development of the next generation Internet gaming system, gaming lab certification of our products (when applicable), gaming licensing (when applicable), advertising and marketing and the manufacture of gaming machines to be deployed on a sale, and possibly recurring revenue, basis in Europe.

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

ITEM 3. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls

      We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and our president. Upon the consummation of a share exchange on January 12, 2004 involving Gaming & Entertainment Group, Inc., a Nevada corporation, Jay Sanet resigned as our former chief executive officer, and Tibor
N. Vertes and Gregory L. Hrncir were appointed as our chief executive officer and president, respectively. Mr. Vertes serves as our principal executive officer and Mr. Hrncir serves as our principal financial and accounting officer.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

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

      Changes in Internal Controls

      There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the nine months ended September 30, 2005, the Company issued 250,000 shares of common stock relating to the purchase of assets from Absolute Game, Ltd., consisting of next generation, digital casino and poker games. In addition, the Company issued a warrant to purchase 500,000 shares of common stock, exercisable for a period of three (3) years at an exercise price of $0.40 per share. In issuing the foregoing securities we relied upon the exemptions from securities registration provided by Rule 4(2) and Regulation S of the Securities Act of 1933, as amended.

In conjunction with the Company's 2004 private placement, the Company was obligated to file a registration statement no later than July 15, 2004 to register the securities sold therein. The Company did not file the registration statement by July 15, 2004, but rather filed it on March 3, 2005. As a result, the Company issued the investors in the private placement a total of 563,250 shares of common stock, which represented 3% of the number of shares of common stock purchased by each purchaser for each month or part thereof of the late filing. The newly issued shares of common stock have been registered for resale under the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission. We relied upon the exemption from securities registration provided by Section 4(2) of the Securities Act of 1933, as amended, in issuing the 563,250 shares.

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

                                              GAMING & ENTERTAINMENT GROUP, INC.
                                              (Registrant)

Date: November 14, 2005                       By:  /s/ Gregory L. Hrncir
                                                   -----------------------------
                                                   Gregory L. Hrncir
                                              Its: President and Secretary