Form 10KSB
period 2005-12-31
GAMING & ENTERTAINMENT GROUP INC
filed 2006-04-17
CIK 1100356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ---------------------------------------------

                                   FORM 10-KSB

 |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

            For the fiscal year ended            December 31, 2005
                                     -------------------------------------------

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the transition period from                to
                                   ----------------   -----------------------

     Commission file number                        000-28399
                               -------------------------------------------------

                       Gaming & Entertainment Group, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                    Utah                                     59-1643698
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
                or organization)                               No.)

         16821 Escalon Dr., Encino, CA                         91436
    ----------------------------------------                 ---------
    (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:                                 (818) 400-5930
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered

-------------------------------       ------------------------------------------

-------------------------------       ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                              (Title of each class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year:     $1,274,819
                                                              ------------------

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $6,940,710 ($0.35 per share as of March 20, 2006).

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 19,830,602 shares (as of March 20, 2006).


                         DOCUMENTS INCORPORATED BY REFERENCE

      None.

                                TABLE OF CONTENTS

PART I........................................................................ 1
   ITEM 1.  DESCRIPTION OF BUSINESS............................................1
   ITEM 2.  DESCRIPTION OF PROPERTY............................................5
   ITEM 3.  LEGAL PROCEEDINGS..................................................6
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................6
PART II........................................................................6
   ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS..............6
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........8
   ITEM 7.  FINANCIAL STATEMENTS..............................................24
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................59
   ITEM 8A. CONTROLS AND PROCEDURES...........................................59
PART III......................................................................60
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................60
   ITEM 10. EXECUTIVE COMPENSATION............................................62
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS...................................63
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................66
   ITEM 13. EXHIBITS..........................................................69
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................69
   SIGNATURES.................................................................71
EXHIBIT INDEX.................................................................72

      On March 15, 2006, the Board of Directors of the Company concluded that based upon recent interpretations of the Securities and Exchange Commission (the "Commission") that certain of the Company's common stock subject to registration rights needed to be reclassified from shareholders' equity into temporary equity, and that a liability should be accrued for the fair value of penalty common stock related to these registration rights.

      Accordingly, the Company has restated its financial statements for the interim periods ended March 31, 2005, June 30, 2005, September 30, 2005 and 2004, and the year ended December 31, 2004. Specifically, the Company reclassified amounts from shareholders' equity to temporary equity and recorded charges penalty common stock and the fair value of related warrants. This report contains restated financial information for all such periods. The financial impact of the adjustments is described in Note 3 of the Notes to Consolidated Financial Statements set forth herein and in Item 6 "Management Discussion and Analysis or Plan of Operation". Previously issued financial statements for such periods should not be relied upon.

      None of the adjustments resulting from the restatements had any impact on cash balances for any period. However, the Company's consolidated balance sheets and statement of operations were restated to reflect the restated net loss and revisions to certain balance sheet accounts.

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

      On January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations, or NorStar, consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation, or GEG Nevada; (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of GEG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc., or the Company. As a result of the exchange, GEG Nevada became a subsidiary of the Company, and the former stockholders of GEG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of GEG Nevada became the controlling members of the board of directors and management of the combined companies. Since GEG Nevada was the only operating company in the exchange and the former stockholders of GEG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a "reverse acquisition" and, effectively, as a recapitalization, in which GEG Nevada was the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a "reverse acquisition," the consolidated financial statements included in the Company's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2005 and 2004, reflect the historical financial statements of GEG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 on their historical basis and the inclusion of the accounting acquiree's results of operations from that date.

      In this report, the references to "we," "us" or "our" relate to GEG Nevada prior to January 12, 2004 and to GEG, GEG Nevada and our other subsidiaries from that date forward. On May 5, 2005, we dissolved GEG Nevada. As of the date of filing of this Annual Report on Form 10-KSB, we have two wholly-owned operating subsidiaries, Gaming & Entertainment Technology Pty Ltd., a company formed under the laws of Australia, and Gaming & Entertainment Group, Ltd., a company formed under the laws of the United Kingdom.

SUMMARY OF BUSINESS

      Since 1995, we have been a leading supplier of government-regulated networked gaming technology. During this period, we have built a comprehensive networked gaming platform that has passed multiple government prescribed validations in Australia (Tasmania and Queensland), Republic of Vanuatu and Great Britain (Alderney and the Isle of Man). Our historical focus has been on the design and deployment of our gaming platform in the Internet-based gaming market, as evidenced by our agreements with traditional land-based gaming operators and numerous Australia-based online operators. In 2000, our gaming platform went live with its first customer, www.wrestpointcasino.com in Tasmania, Australia and for points-play at GOCORP in Queensland, Australia. In 2002, we commenced live operations of www.clubfiore.com, an online gaming site offered by Action Online, Inc. through the Isle of Man.

      Thereafter, we commenced the expansion of our product line to include gaming systems and game content, ultimately for deployment in land-based gaming establishments. Specifically, we developed, a proprietary gaming platform, amusement with prizes, or AWP, and Section 16 games for deployment in the United Kingdom and other European gaming markets that offer these types of games.

      On August 31, 2004, we entered into a series of agreements with GEG Holdings, LLC, or GEG Holdings, an affiliate of Cantor Fitzgerald, L.P., for $750,000 of debt financing. Thereafter, on December 8, 2004, we entered into a series of definitive agreements with Cantor G&W (Nevada), L.P., or Cantor, to create a formal strategic partnership which provided Cantor with, among other things, an exclusive perpetual worldwide license to our Internet gaming software, and an additional $1,250,000 of debt financing to us. As part of the transaction with Cantor, we developed all of the infrastructure and games associated with the Cantor Casino. The Cantor Casino went live in October 2005. Following this date, we continued to develop additional games and other products on behalf of Cantor. On February 15, 2006, we sold certain assets to Cantor, including all rights to our Internet gaming platform and games. We remain entitled to recurring royalties from income produced by the Cantor Casino and all other white-label Internet gaming sites developed by them in the future. All such royalty payments will be applied against the outstanding senior secured note issued in favor of Cantor.

      Following the sale of our Internet gaming assets to Cantor, our current business strategy consists of the following:

      o Commercialization of our AWP and Section 16 games in the United Kingdom initially, and thereafter in other European Union countries where these types of games are prominent

      o Acquisition of a United States-based provider of gaming machines to the Native American gaming marketplace

      o Partnering with a major gaming equipment manufacturer for land-based gaming applications of our central server gaming platform

      TARGET MARKET STRATEGIC INITIATIVES

      Deployment of Products in Land-Based Gaming Establishments

      Commencing in the late second quarter of 2006, we intend to market our Amusement With Prize (AWP) and "Section 16" (a reference to section 16 of the Lotteries and Amusements Act 1976) games in the United Kingdom through our strategic partnership Electrocoin Sales Ltd., an entity that has distributed and, through a related company, manufactured gaming machines throughout Europe for more than 25 years. Electrocoin will manufacture and distribute all of our AWP and Section 16 games on an exclusive basis. By doing so, we avoid the capital intensive costs of establishing a manufacturing facility as well as development of a sales and marketing team. Following our initial launch in the U.K., Electrocoin intends to offer the AWP and Section 16 games in other European gaming markets.

      Over the past two years, we have developed a variety of AWP and Section 16 games in conjunction with Electrocoin. Our gaming machines have been tested in gaming establishments for more than nine months, and have demonstrated solid results. We have benefited greatly from the market knowledge of Electrocoin by working with them, gaming establishment operators and the players who use these games to offer gaming machines that we believe will have wide market appeal. Specifically, we have developed a suite of roulette games which we believe are unique to the industry in that they satisfy the gaming regulations applicable to both AWP gaming devices as well as Section 16 gaming devices. Our AWP and
Section 16 roulette games offer gaming establishment owners the choice, on one gaming machine, to offer our roulette games in AWP or Section 16 format. The benefits of this option are significant in that in the United Kingdom, gaming machines are presently offered only on a purchase basis. Accordingly, gaming establishment operators are quite selective when making their acquisitions. We believe that our significant research and development efforts will provide the gaming establishment operators with the flexibility they demand in the rapidly changing United Kingdom gaming marketplace. We have spent considerable time in speaking with the players of these games to precisely understand what motivates them to play certain games, including, among other things, the graphics and other features that make some games much more successful than others.

      The AWP market alone consists of more than 1,000,000 machines throughout Europe. The product offerings of today are much different than a few years ago. Players demand significantly more in graphics and playability than before. We anticipate that our extended research and development period will offer players roulette games that meet their demands and that will have long-term appeal.

      In addition to our suite of roulette games, we have developed Section 16 slot games and a suite of AWP poker games. Once again, each of these games has been developed in close consultation with an experience provider to the marketplace, Electrocoin.

      Our objective is to place a minimum of 500 gaming machines in our initial launch. Our arrangement with Electrocoin provides that we book all revenues associated with the sale of the machines and an even split of the profits. Given our recent reduction in staff following the sale of certain assets to Cantor, we have significantly reduced our fixed operating expenses. We believe the placement of 750 gaming machines per year will achieve profitability, and while we can provide no assurances that this objective will be achieved, we have the significant benefit of entering into these markets with a well-known and established partner who has developed an extensive distribution throughout Europe over the last twenty-five years.

      United States - Native American Gaming

      We are currently conducting due diligence on a United States-based provider of gaming machines to the Native American gaming marketplace. We were approached by this entity earlier this year to explore the possibility of acquiring them. This entity has been in existence for several years and has placed products on a sale and revenue sharing basis at more than twenty casinos and anticipates entering into several new markets with additional products later this year. The acquisition target is profitable, and had significantly more revenues in 2005 than the Company. At this time, there can be no assurance that we will be successful in consummating the acquisition, and the terms of such acquisition have not been determined. If we are successful in consummating the acquisition, it is likely that the terms will include a combination of cash and the issuance of shares of common stock, the latter of which would have a dilutive effect on our existing common stockholders. We intend to jointly decide whether to proceed in the coming months.

      Server-Based Gaming - Downloadable Games

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

      We are focused on technology that enables the inter-connectivity of individual gaming machines intra-casino and inter-casino. Many of the major gaming equipment manufacturers have already introduced, or are in development of, server-based downloadable gaming platforms and gaming machines into the marketplace. While we intend to continue to focus on partnering with a major gaming equipment provider, there can be no assurance that we will be successful in achieving this objective. Given the capital costs associated with this emerging market and the significant competition which exists therein, we do not intend to provide our server-based gaming platform unless a strategic partnership is consummated.

COMPETITION

      We view our current competition in terms of companies that provide AWP and
Section 16 gaming products to the United Kingdom gaming sector. Nearly all of these companies have significantly longer operating histories, name recognition, customer bases and financial, technical and marketing resources.

MANUFACTURING, ASSEMBLY AND DISTRIBUTION

      As part of our business strategy, we have elected to outsource the manufacturing, assembly and distribution of our AWP and Section 16 gaming machines to Electrocoin.

RESEARCH AND DEVELOPMENT

      We have a knowledge base of all aspects of software and hardware game development and currently employ two professionals on a full-time basis for our ongoing research and development needs. We may retain additional software developers and graphics designers on a contract basis in the future. All development is undertaken at our North Sydney, Australia office.

INTELLECTUAL PROPERTY

      Since our inception, we have focused exclusively on gaming and building products for reputable organizations in the gaming industry. Unless specifically agreed otherwise, the games and gaming systems we develop are owned by us, and in the case of our AWP and Section 16 games, manufactured and distributed by our partner Electrocoin. We generally protect our intellectual property through the filing of patent and trademark applications for our key inventions and unique features in the various gaming markets in which we operate.

GAMING REGULATION

      We are subject to various laws and regulations that affect both our general commercial relationships as well as the products we intend to provide in Europe. Generally, we, along with our executive officers, directors and major stockholders, are required to become licensed in each jurisdiction in which we do business. The licensing process is quite intensive and time consuming, and while we foresee no problems with obtaining the aforementioned license, there can be no assurances that we, as well as each of our executive officers, directors and major stockholders will be found suitable in each jurisdiction in which we seek a gaming license.

EMPLOYEES

      As of March 1, 2006, we have six full-time employees, two of which are engaged in software development, hardware development, graphical design, and quality assurance, with the remaining four employees engaged in sales and marketing, finance/accounting, and management. In terms of the geographic location of our employees, we have four employees in our North Sydney, Australia office, one employee in our Encino, California office, and one employee based in London.

      In addition to employees, we retain the services of outside consultants, from time to time, on a variety of matters.

ITEM 2. DESCRIPTION OF PROPERTY.

      In 2004, we relocated our corporate offices to 6757 Spencer Street, Las Vegas, Nevada 89119. Our leased property consists of 7,200 square feet of office and warehouse space. Our lease is currently $10,700 per month, inclusive of common area maintenance charges, and the master lease agreement expires in November 2009. We subleased all of the above premises, at the existing lease rate, to a third party on June 16, 2005. The sublease concludes on June 15, 2007, after which we will have twenty-nine months remaining on the master lease agreement. It is our intention to sublease the above premises upon the conclusion of the existing sublease agreement through the term of the master lease agreement.

      On June 16, 2005, we leased office and warehouse space at 6754 Spencer St., Las Vegas, Nevada 89119. This sublease had a term of one year and a monthly lease rate of $2,200. On February 1, 2006, we terminated the sublease and have no outstanding obligations thereunder. We have relocated our U.S. offices to 16821 Escalon Dr., Encino, California 91436. We do not pay rent at this location and fair market value would be immaterial.

      We also maintain an office in North Sydney, Australia, where we lease approximately 2,750 square feet at a monthly rate of $13,000 Australian dollars (US$9,390 as of March 17, 2006). Commencing April 1, 2006, we will pay a nominal monthly rental amount for use of approximately 400 square feet in this office. It is our present intention to relocate our Australia operations to another location in Sydney in the third quarter of 2006 and we anticipate a monthly lease rate of approximately US$2,500 per month.

      In the United Kingdom, we operate out of the offices of our manufacturing and distribution partner, Electrocoin, Ltd., in London. We do not pay rent at this location and fair market value would be immaterial.

ITEM 3. LEGAL PROCEEDINGS.

      We are not currently party to any legal proceedings or aware of any pending or threatened claims, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART I

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

      Our authorized capital stock consists of 150,000,000 shares of common stock, par value $.01 per share, 10,000,000 shares of preferred stock authorized, par value $10 per share of which 1,000,000 shares have been designated Class A preferred stock, and 1,000,000 shares have been designated Class B preferred stock. As of March 20, 2006, there were 19,830,602 shares of common stock issued and outstanding and no shares of Class A and Class B preferred stock issued and outstanding.

HIGH AND LOW BID PRICES OF OUR COMMON STOCK

      As of March 20, 2006, our common stock was held by approximately 400 stockholders of record. Our common stock is quoted and traded on the Over The Counter Bulletin Board under the trading symbol "GMEI". The following table sets forth the high and low closing sale prices of our common stock during the periods indicated:


        CALENDAR QUARTER ENDED                                LOW         HIGH
----------------------------------------------------------  --------    --------
March 31, 2003                                              $   0.50    $   1.74
June 30, 2003                                               $   0.25    $   1.49
September 30, 2003                                          $   0.50    $   1.99
December 31, 2003                                           $   0.25    $   0.99
March 31, 2004                                              $   0.75    $   1.75
June 30, 2004                                               $   0.67    $   1.30
September 30, 2004                                          $   0.42    $   0.90
December 31, 2004                                           $   0.28    $   0.60
March 31, 2005                                              $   0.35    $   0.51
June 30, 2005                                               $   0.21    $   0.45
September 30, 2005                                          $   0.13    $   0.23
December 31, 2005                                           $   0.13    $   0.23
March 31, 2006 (through March 20, 2006)                     $   0.13    $   0.40
                                                            --------    --------

      The last reported sale price of our common stock on the Over The Counter Bulletin Board on March 20, 2006 was $0.35 per share. We are not aware of any public market for our options or warrants. The 2003 high and low bid prices reflect the legal acquirer in the January 2004 reorganization, or NorStar Group, Inc., and not the accounting acquirer, or the Company, adjusted for the 1-for
24.852732 reverse split.

EQUITY COMPENSATION PLAN INFORMATION

      2004 STOCK OPTION AND INCENTIVE PLAN

      The 2004 Stock Option and Incentive Plan, or the Plan, was adopted by our board on April 1, 2004 and approved by our stockholders on June 14, 2004. The Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options. Under the Plan, we can grant awards for the purchase of up to 3,500,000 shares of common stock in the aggregate, including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of March 20, 2006, we have options outstanding to purchase 1,923,168 shares of our common stock under the Plan.

      Our board of directors currently determines the persons to whom awards will be granted, the nature of the awards, the number of shares to be covered by each grant, the terms of the grant and with respect to options, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option. In the future, we intend to form a compensation committee, comprised of a majority of non-employee directors that will oversee administration of the Plan.

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

RECENT SALES OF UNREGISTERED SECURITIES

      During the three years ended December 31, 2005, we made the following issuances of our common stock which were not registered under the Act:

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

      On May 31, 2004, we closed a private placement of units, or the 2004 Offering, wherein we sold 2,445,000 shares of common stock, and issued warrants to purchase an identical number of shares of common stock, or the 2004 Warrants. The 2004 Warrants expired on May 31, 2005.

      We received gross proceeds totaling $2,445,000 from the 2004 Offering, and incurred transaction costs of $301,758 for net proceeds of $2,143,242. The 2004 Offering was sold to 37 investors, each of whom we had reasonable grounds to believe were accredited investors. Each of the investors (a) had access to business and financial information concerning us, (b) represented that they were acquiring the securities for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws, and (c) had such knowledge and experience in business and financial matters that they were able to evaluate the risks and merits of an investment in our common stock. In addition, the certificates evidencing the shares of common stock issued in the 2004 Offering contain a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom.

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

      In March 2005, we issued the investors in the 2004 Offering, collectively, the sum of 563,250 shares of common stock as a result of our failure to file a registration statement to register the securities sold in the 2004 Offering, and gain effectiveness thereof, by the prescribed date. The original issuance of shares of common stock and warrants to purchase shares of common stock in the 2004 Offering as well as the issuance of the aforementioned 563,250 shares of common stock were made in reliance upon the exemptions from securities registration provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

      In addition, in 2004 we issued 507,390 shares of our common stock, having a fair value of $485,315, to non-related third parties in consideration for strategic advisory services, investment banking services and software and hardware documentation. Each of these stock issuances were made in reliance upon the exemptions from registration provided by Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Management's Discussion and Analysis for the years ended December 31, 2005 and 2004 presented below reflects certain restatements to the Company's previously reported results of operations for these periods. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of these restatements.

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

OVERVIEW

      On January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations, or NorStar, consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation, or GEG Nevada; (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of GEG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc., or the Company. As a result of the exchange, GEG Nevada became a subsidiary of the Company, and the former stockholders of GEG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of GEG Nevada became the controlling members of the board of directors and management of the combined companies. Since GEG Nevada was the only operating company in the exchange and the former stockholders of GEG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a "reverse acquisition" and, effectively, as a recapitalization, in which GEG Nevada was the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a "reverse acquisition," the consolidated financial statements included in the Company's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2005 and 2004, reflect the historical financial statements of GEG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 on their historical basis and the inclusion of the accounting acquiree's results of operations from that date.

      In this report, the references to "we," "us" or "our" relate to GEG Nevada prior to January 12, 2004 and to GEG, GEG Nevada and our other subsidiaries from that date forward. On May 5, 2005, we dissolved GEG Nevada. As of the date of filing of this Annual Report on Form 10-KSB, we have two wholly-owned subsidiaries, Gaming & Entertainment Technology Pty Ltd., a company formed under the laws of Australia, and GET UK, Ltd., a company formed under the laws of the United Kingdom.

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

      Description of Revenues

      Through December 31, 2005, we have received our revenues from the development of prospective Internet gaming sites in regulated gaming markets outside of the United States, as well as maintenance and technical support contracts. On December 8, 2004, we entered into definitive agreements with Cantor G&W (Nevada), L.P., or Cantor, which included, among other things, the exclusive license of our Internet gaming software to them. In conjunction with this license, we received a monthly development fee for the development of the Cantor Casino, which went live in October 2005 and does not permit bets in the United States. We are entitled to receive royalty payments from Cantor based upon a portion of the net win realized by the Cantor Casino following repayment of certain expenses associated therewith. Pursuant to the series of agreements with Cantor dated February 15, 2006, which includes an amendment to the senior secured note issued in favor of Cantor, the royalty payments will be applied on an annual basis against the outstanding principal and accrued interest under the senior secured note.

      At this time we are principally focused on the provision of our proprietary gaming platform and suite of amusement with prizes, or AWP, and
Section 16 games in the United Kingdom and other countries in the European Union where applicable. Our AWP suite consists of multiple versions of roulette and poker games, while our Section 16 games include slots and roulette.

      Following an extended period of testing, successful field trials and multiple changes in the gaming laws of the United Kingdom, we anticipate commencing sales of AWP and Section 16 gaming machines in the late second quarter of 2006. To this end, we have established a strategic relationship with Electrocoin Sales, Ltd., located in London, for all manufacturing, distribution and maintenance of such gaming machines. Electrocoin has substantive manufacturing facilities in Cardiff, United Kingdom, and has been a manufacturer and distributor of gaming machines to the European market for more than twenty-five years. To this end, Electrocoin has established a significant network of sales representatives, sub-distributors and gaming operators during this period in becoming a well respected gaming machine provider.

      Our arrangement with Electrocoin provides that we will realize all revenues related to the sale of our gaming machines and an equal split of the profits relating thereto.

      The principal market for our AWP and Section 16 games will be local gaming arcades and possibly, to some extent, licensed betting offices in the jurisdictions Presently, there are more than one million AWP machines in existence. Many of these machines are using relatively old technology and staid graphics. We, in coordination with management for Electrocoin, have developed roulette gaming machines that are unique in that they satisfy the AWP and
Section 16 gaming laws and regulations of the United Kingdom. As a result, gaming arcade and other operators who purchase our roulette gaming machines will be able to use our gaming machine either in AWP or Section 16 format, without having to purchase new gaming machines. We view this as a significant advantage.

      The placement of gaming equipment is ordinarily a capital intensive exercise involving manufacturing, distribution and maintenance of gaming machines in the field. We have made the strategic choice to outsource all of the above in an effort to limit capital expense. With our partner Electrocoin, we have been able to not only achieve our objective of limiting capital expense, but maintain the ability to realize all revenues upon the sale of AWP and
Section 16 games while equally sharing in the profits from such machines sales.

      While we presently have no intention in doing so, if we elect to install our gaming machines on a revenue-sharing basis in the future, there will generally be no cost to the gaming operators, as we would share in the recurring revenues generated from the gaming machines. We would, however, retain ownership of the gaming machines and all software relating thereto throughout the term of the revenue-sharing agreement, and would maintain the right to refurbish and redeploy gaming machines returned to us either upon the expiration or early termination of the revenue-sharing agreements. The placement of gaming machines on a revenue sharing basis is a capital intensive exercise and would require us to procure debt financing or a strategic partner to underwrite the costs associated with such placements.

      In addition to our anticipated placement of AWP and Section 16 gaming machines in the United Kingdom and other European Union countries where applicable, we are currently performing due diligence on a United States-based provider of gaming machines to the Native American gaming marketplace for the purpose of acquiring this company. Our due diligence investigation is in the early stage, and there can be no assurance that we will be successful in consummating a transaction with this company. The specific terms of the proposed acquisition are currently being discussed and will likely include a combination of cash and common stock. We anticipate completing our due diligence of this entity in the second quarter of this year, and a closing would occur, if a definitive agreement is reached, in the second half of 2006. The transaction, if consummated, would have a dilutive effect on our existing common stockholders while providing us with revenues significantly greater than we have realized from a historical perspective.

      We are also actively searching for a strategic partner to implement our central server gaming system for downloadable gaming applications in slot machines at casinos. In this regard, we have met with several large gaming equipment manufacturers about our central server system and the potential sale or license of the system to them for implementation in casinos. At this time, there can be no assurance that we will be successful in entering into a definitive agreement with a third party to achieve the foregoing. Further, given the costs associated with commercializing our central server gaming system, our current cash position and the significant competition that exists for downloadable games and central server systems, we believe that procurement of a major gaming equipment partner is a prerequisite to commercialization.

      Historically, we have experienced substantial fluctuations in revenues from period-to-period as a result of our revenues being derived solely from software development contracts consisting of upfront licensing and periodic payments as opposed to steady recurring revenues. Moreover, our revenues have been limited over the last two years as we have been primarily focused on the development of products for Cantor, and the development of our gaming platform and accompanying AWP and Section 16 games for deployment in the United Kingdom and other European Union countries where applicable.

      We anticipate that our future revenues will be derived from the sale of AWP and Section 16 games in the above mentioned jurisdictions. In addition, if we are successful in consummating the acquisition of the United States-based provider of gaming machines to the Native American gaming marketplace, we will realize revenues generated therefrom. At this time, it is extremely difficult to predict with accuracy, the breakdown, and amount, of anticipated future revenues from each of the foregoing initiatives.

      Revenue Recognition

      Revenue from the development of Internet gaming sites in regulated gaming markets will generally be reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed. The development of Internet gaming sites concluded on February 15, 2006 as a result of the sale of our Internet gaming system and games to Cantor on such date. Thus, after February 15, 2006, we will not realize revenues from the development of Internet gaming sites.

      Revenues from the enhancement, maintenance and technical support of Internet gaming sites in regulated gaming markets are recognized as the services are performed or pro rata over the service period. When we receive a percentage of the gaming revenues generated by our client's Internet gaming sites, we will generally recognize such revenues upon receipt. Based upon the sale of our Internet gaming system and games to Cantor on February 15, 2006, we will not realize revenues from the enhancement, maintenance and technical support of Internet gaming sites following such date. We will, however, continue to receive royalty payments, to be applied against the outstanding principal and accrued interest under the senior secured note issued in favor of Cantor, with respect to the Cantor Casino and all "white-label" Internet gaming sites developed by Cantor utilizing the Internet gaming software sold by us to Cantor.

      Revenues from the sale of gaming machines in the United Kingdom and other European Union countries, as applicable, will be recognized upon completion of installation and acceptance by the gaming operators, provided collectibility is reasonably assured.

      Revenues from the placement of our gaming machines on a revenue-sharing basis, as well as the placement of our central server gaming system on a license basis, if applicable, will be accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement. We will negotiate our portion of the revenues generated under revenue-sharing contracts based upon the cost of the equipment installed, the location of a particular casino, and the estimated daily net win per gaming machine for each casino client. At this time, we do not anticipate the placement of our existing gaming machines on a revenue sharing basis. Further, unless we secure a major gaming equipment manufacturer as a partner, it is highly unlikely that we will commercialize our central server gaming system for downloadable gaming applications at casinos.

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

      Valuation of Deferred Taxes

      Deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax bases of assets and liabilities and for net operating loss carryforwards measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. We periodically evaluate the realizability of our net deferred tax assets and record a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

      Stock-Based Compensation

      In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", we have used the intrinsic value method and recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, we have not been required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. We have also made pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options granted to employees had been applied instead when such amounts differ materially from the historical amounts.

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

      Equity Issued with Registration Rights

      In connection with sales of our common stock and warrants to certain investors during the year ended December 31, 2004, the Company granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. Although the common stock purchase agreement does not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. Therefore, common stock subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly has been reflected between liabilities and equity in the accompanying consolidated balance sheet until such time as the conditions are eliminated.

      Warrant Liability

      In connection with the sale of certain equity instruments during the year ended December 31, 2004, as described above, the Company issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within the Company's control and, accordingly, the Company is required to account for these freestanding warrants as a derivative financial instrument liability, rather than as stockholders' equity.

      The warrant liability is initially measured and recorded at its fair value, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings. For warrant-based derivative financial instruments, the Black-Scholes option pricing model is used to value the warrant liability.

      The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

      The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

      Effect of Recently Issued Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which is a revision to SFAS 123. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

      SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

      In accordance with the Securities and Exchanges Commission's Staff Accounting Bulletin 107, SFAS 123R is effective as of the beginning of the annual reporting period that begins after December 15, 2005. Under these guidelines, the Company will adopt SFAS 123R as of January 1, 2006. The Company expects the adoption of SFAS 123R will have a significant adverse impact on its future results of operations.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), which is an amendment of ARB No. 43. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead costs to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for us beginning January 1, 2006 and resulting adjustments will be made on a prospective basis. We do not anticipate that the adoption of this standard will have a significant impact on our business, results of operations or financial position.

      In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our financial position and results of operations.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which is a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 changes the requirements for the accounting for and reporting a change in an accounting principle. Previously, most voluntary changes in accounting principle required recognition of a cumulative effect adjustment in the results of operations of the period of change. SFAS 154 requires retrospective application to prior periods unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements, such as SFAS 123R. We do not believe the adoption of SFAS 154 will have a material effect on our business, results of operations, or financial position.


FINANCIAL CONDITION

      Our ability to continue as a going concern and achieve profitability, if at all, will depend upon a number of factors, including, among other things, market acceptance of our gaming machine products, reliability of our products and services, customer support and satisfaction, sufficient capital to fund ongoing research and development and adequate capital to expand our business. There can be no assurance that any of the foregoing will be accomplished or that we will achieve profitability on an ongoing basis. As with all developing companies, we are subject to risks such as uncertainty of revenues, markets, profitability and the need for additional funding. All of these factors could have a material adverse effect on our business, financial condition and results of operations.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2005 AND 2004

      Revenues

      During the year ended December 31, 2005, we generated revenues from maintenance and development of Internet gaming sites and technical support services of $1,274,819, as compared to revenues from technical support services of $312,401 during the year ended December 31, 2004. The $962,418, or 308.1%, increase in revenues, consists of a $938,615 increase in services revenue and a $23,803 increase in product sales revenue. The increase related to the significant, and consistent, Internet gaming development undertaken on behalf of Cantor in 2005. We anticipate a slight increase in revenue during the first quarter of 2006 from the sale of certain assets to Cantor on February 15, 2006. Thereafter, we anticipate commencing sales of our AWP and Section 16 gaming machines in the United Kingdom in late second quarter of 2006.

      Cost of Revenues

      During the year ended December 31, 2005, our cost of revenues was $528,085, as compared to $305,343 during the year ended December 31, 2004. During the year ended December 31, 2005, our cost of revenues consisted of $507,348 attributable to services and $20,737 attributable to product sales. The $222,742 increase in the cost of revenues was directly attributable to the significant increase in Internet gaming development revenues, as compared to the year ended December 31, 2004. We anticipate that our revenues in future periods may escalate upon the future sales of AWP and Section 16 games in the United Kingdom initially, and in other European Union countries where such games are offered thereafter. Our cost of revenues may increase, but our margins are anticipated to improve with future sales of AWP and Section 16 games through our manufacturing and distribution partner Electrocoin, Ltd. We will not be engaged in the manufacture, distribution or maintenance of AWP and Section 16 games, but rather we will simply provide our software to be loaded on each of the gaming devices. In addition, our arrangement provides that we will realize all revenues from the sale of such gaming machines and an equal split in the profit.

      During the year ended December 31, 2005, we realized a gross margin of $746,734, as compared to a gross margin of $7,058 during the year ended December 31, 2004. The $739,676, or 10,480.0% increase in gross margin, related to the significant increase in Cantor related Internet gaming development revenues throughout 2005 as compared to only the fourth quarter of 2004.

      Operating Expenses

      During the year ended December 31, 2005, we incurred total operating expenses of $1,887,314, as compared to $3,157,693 during the year ended December 31, 2004, a decrease of $1,270,379, or 40.2%. We anticipate that our operating expenses, particularly as relates to selling, general and administrative expenses, will decrease in terms of percentage of revenues in 2006 as we focus on the sale of AWP and Section 16 games through our manufacturing and distribution partner, Electrocoin.

      During the year ended December 31, 2005, we incurred research and development expenses of $459,029, as compared to $712,467 during the year ended December 31, 2003, a decrease of $253,438, or 35.6%. The decrease in our research and development expenses was due primarily to the development of the Cantor Casino utilizing our existing Internet gaming platform, as compared to 2004 when we utilized more resources towards the development of our central server gaming system platform and related games and other products for deployment in land-based casinos. We anticipate making our initial deployment of AWP and Section 16 games into the United Kingdom market in late second quarter of this year utilizing our strategic partner, Electrocoin. Thereafter, we anticipate selling such gaming machines in other European Union jurisdiction where such games are offered. While this is our initial deployment of gaming machines into land-based gaming operations, we have minimized the risk by partnering with Electrocoin, an established manufacturing and distribution company. Moreover, by doing so, we have eliminated the traditional capital costs associated with the deployment of gaming machines through avoidance of manufacturing and the establishment of a sales and distribution team.

      During the year ended December 31, 2005, we incurred selling, general and administrative expenses of $1,428,285, as compared to $2,445,226 during the year ended December 31, 2004, a decrease of $1,016,941, or 41.6%. The decrease in our selling, general and administrative expenses was due primarily to focusing on the development of the Cantor Casino in 2005 and substantially decreasing many expenses incurred in the prior fiscal year. In 2004, we incurred significant expense associated with travel, road shows for our private placement in the first half of 2004, retention of outside professionals, including gaming, intellectual property and other counsel, exhibiting at five industry tradeshows and conventions, salaries related to new employees, and non cash compensation expense of $660,403 relating to shares, options and warrants issued to consultants in consideration of strategic services. Included in these non cash compensation costs were $485,315 of expenses relating to the fair value of shares of restricted common stock issued to consultants in consideration for strategic advisory, investment banking, research and hardware and software documentation services during the year ended December 31, 2004. We anticipate that our selling, general and administrative expenses will be significantly lower in 2006 as we reduced the number of employees from fourteen to six in conjunction with the sale of certain assets to Cantor in February 2006, as well as our new focus on the sale of AWP and Section 16 games through Electrocoin in the United Kingdom. Our selling, general and administrative expenses may, however, increase if we are successful in consummating the acquisition of a United States-based provider of gaming machines to the Native American gaming marketplace. While we are currently undertaking a due diligence investigation on this entity, there is no assurance that we will be successful in consummating the transaction. If we are successful, the increase in selling, general and administrative expenses is expected to be offset by increased revenues upon the consolidation of such entity.

      Other Income (Expense)

      During the year ended December 31, 2005, other expense was $332,029, as compared to other expense of $205,727 during the year ended December 31, 2004, an increase of $126,302, or 61.39%. The increase is related primarily to an increase of $337,997 of interest expense and amortization of debt discount associated with the debt financing provided by Cantor, offset, in part, by the $124,614 increase in other income.

      Gain on fair value of warrants for the years ended December 31, 2005 and 2004 was approximately $2,717 and $23,305. The gain is due primarily to the decrease in the market value of our common stock. The gain represents the unrealized non-cash change in the fair value of certain warrants, using the Black-Scholes option pricing model. The non-cash gain on fair value of warrants has no impact on our cash flows or liquidity.

      Net Loss

      During the year ended December 31, 2005, we realized a net loss of $1,472,609, as compared to a net loss of $3,356,362 during the year ended December 31, 2004, a decrease in net loss of $1,883,753. The decrease in net loss resulted from a $962,418 increase in revenues, a decrease in operating expenses of $1,270,379, offset, in part, by a $126,302 increase in other expense. A decreased loss and increased revenues directly relates to our development activities on behalf of Cantor throughout 2005. As we concluded our development work for Cantor upon the sale of certain assets on February 15, 2006, we will not realize revenues from this project after such date. We do, however, anticipate realizing revenues from the sale of AWP and Section games in the United Kingdom in late second quarter of 2006. In addition, we have reduced our staff to six employees following the sale of certain assets to Cantor, and do not expect to increase our current base of employees significantly given that our AWP and Section 16 games are nearing commercialization. In the event we are successful in consummating the acquisition briefly described in this Annual Report, we would increase our staff through the addition of employees currently employed by the acquisition target, while revenues would increase significantly. There can be no assurance that we will be successful in consummating the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

      Overview

      As of December 31, 2005, we had cash of $122,318, accounts receivable of $90,142 and total liabilities of $1,833,328, of which $669,683 are current liabilities. In addition, as of December 31, 2005, we had a working capital deficit of $457,223 and a stockholders' deficiency of $1,195,821. During the year ended December 31, 2005, cash on hand decreased from $594,024 to $122,318.

      Operating activities used net cash of $861,153 during the year ended December 31, 2005, whereas operating activities used net cash of $2,530,387 during the year ended December 31, 2004. The net cash used in operating activities during the year ended December 31, 2005 related primarily to our net loss of $1,472,609, a decrease in accounts receivable of $84,478, an increase in accounts payable of $48,080, an increase in accrued expenses of $181,769, an increase in accrued compensation - officers of $73,842, and a decrease in foreign taxes payable of $166,009, offset, in part, by amortization of debt discount of $222,068. During the year ended December 31, 2004, our operating activities used net cash of $2,530,387 related primarily to our net loss of $3,556,362, an increase in accounts receivable of $172,645, an increase in accounts payable of $102,298, a decrease in accrued expenses of $31,252, a decrease in accrued compensation - officers of $59,090, and an increase in foreign taxes payable of $19,500, offset, in part, by non-cash costs of investment banking, strategic advisory, research, and hardware and software documentation services of $660,403 paid through the issuance of restricted shares of common stock with a fair value of $485,315 and the issuance of options and warrants with a fair value of $175,088. Issuances of equity securities as payments for services and compensation result in non-cash charges to expense.

      Investing activities used $96,229 during the year ended December 31, 2005, as compared to $114,967 during the year ended December 31, 2004. The decrease in use of cash in investing activities reflects a $68,738 decrease in acquisition of equipment and furnishings, offset by the $50,000 acquisition of intangible assets from Absolute Game, Ltd.

      Our financing activities provided net cash of $500,000 during the year ended December 31, 2005, as compared to $3,227,644 during the year ended December 31, 2004. The net cash provided by financing activities during the year ended December 31, 2005 reflects the final $500,000 of loan proceeds received from Cantor pursuant to the senior secured note. The net cash provided by financing activities during the year ended December 31, 2004 reflects $2,143,242 in net proceeds from the sale of 2,445,000 shares of common stock in a private placement, $42,852 from stockholder loans, $1,500,000 from the issuance of a senior secured note and warrants, offset by $458,450 used to repay stockholder loans.

      Outlook

      We incurred losses of $1,472,609 and $3,356,362, and negative net cash flows from operating activities of $861,153 and $2,530,387, for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, we had an accumulated deficit of $8,315,625. The foregoing raises substantial doubt about our ability to continue as a going concern for a reasonable period of time.

      Our principal objectives at this time are to (i) commence sales of AWP and
Section 16 gaming machines in the United Kingdom, and thereafter in other European Union countries where such gaming machines are utilized, through our manufacturing and distribution partner Electrocoin, Ltd., and (ii) to consummate the acquisition of United States-based provider of gaming machines to the Native American gaming marketplace. We anticipate that sales of AWP and Section 16 gaming machines will commence in late second quarter of this year. We cannot provide any assurance as to the consummation of the acquisition noted above.

      In an effort to reduce operating expenses and obtain capital for our operations, we sold certain assets to Cantor on February 15, 2006 for $500,000. In addition, we agreed to Cantor hiring eight of our former employees as part of this transaction. In addition, we have closed our Las Vegas, Nevada offices and relocated to Encino, California. We do not pay rent at this location. In addition, our lease obligations have concluded at our office in North Sydney, Australia, where we previously paid a monthly rate of $13,000 Australian dollars (US$9,390 as of March 20, 2006). Commencing April 1, 2006, we will pay a nominal monthly rental amount for use of approximately 400 square feet in this office. It is our present intention to relocate our Australia operations to another location in Sydney in the third quarter of 2006 and we anticipate a monthly lease rate of approximately US$2,500 per month, or less. In the United Kingdom, we operate out of the offices of our manufacturing and distribution partner, Electrocoin, Ltd., in London. We do not pay rent at this location.

      While we have significantly reduced our fixed monthly operating expenses, we anticipate that for the twelve month period ending December 31, 2006, we will require a cash infusion for further working capital and to consummate the proposed acquisition. The amount of such cash infusion will be dependent upon the volume, and timing, of our anticipated sales of AWP and Section 16 gaming machines, as well as the cash component of the proposed acquisition. Further, until such time as we achieve a measurable amount of AWP and Section 16 gaming machines sales, our executive officers will defer all salaries payable to them.

      In summary, until we generate sufficient cash from the sale of AWP and
Section 16 gaming machines, we will need to rely upon private and institutional sources of debt and equity financing. Based on presently known plans, we believe that we will be able to fund our existing operations and required expenditures through the third quarter of 2006 with cash on hand. We will likely require additional cash from the issuance of equity or debt securities in the nine months ending September 30, 2006 to finance our ongoing operations and strategic objectives. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations to profitability and beyond.

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

      We have a history of significant operating losses. For the years ended December 31, 2005 and 2004, we have incurred operating losses of $1,472,609 and $3,356,362, respectively, and our operations have used $861,153 and $2,530,387 of cash, respectively. As of December 31, 2005, we had an accumulated deficit of $8,315,625 and stockholders' deficiency of $1,195,821. We anticipate realizing operating losses for the foreseeable future until such time as we realize revenues from the sale of AWP and Section 16 games sufficient to offset our operating expenses.

      Our ability to continue as a going concern and achieve profitability will depend upon a number of factors, including, among other things, market acceptance, performance and reliability of our AWP and Section 16 gaming machines. There can be no assurance that the foregoing will be accomplished or that we will achieve profitability on an ongoing basis. In addition, we are subject to risks such as uncertainty of revenues and the United Kingdom's recently enacted tax duty on all Section 16 machines placed in gaming establishments, which tax duty will commence in the third quarter of 2006. These factors could have a material adverse effect on our business, financial condition and results of operations.

      We have recently sold the assets relating to the large majority of our historical revenues and future revenues are difficult to predict

      On February 15, 2006, we sold certain assets to Cantor. These assets included our Internet gaming system and related games. Given that our historical revenues have been largely derived from these assets, we must generate revenues from other assets that have not yet been commercialized. While we anticipate that we will be successful in placing AWP and Section 16 gaming machines in the U.K. through our partner Electrocoin, based on the trial results of these products over the last several months, such placements mark our first product offering in land-based gaming. Accordingly, it is very difficult to predict our future revenues. If our manufacturing and distribution partner Electrocoin is not successful in placing a significant number of gaming machines, our business, financial condition and results of operations may be materially adversely affected.

      There are significant uncertainties as to our proposed entrance into the land-based gaming market.

      Historically, we have been involved in the development and provision of government accredited and gaming laboratory certified online gaming systems. Following the sale of our Internet gaming software and certain other assets to Cantor on February 15, 2006, we are directing our focus on the placement of AWP and Section 16 gaming machines in the United Kingdom initially, and thereafter in other European Union countries where these types of gaming machines are offered.

      As in any industry, product demand and market acceptance are subject to considerable uncertainty, particularly with new products. While management believes that we have limited our risk by partnering with Electrocoin, Ltd., an established manufacturer and distributor of gaming machines in the markets we intend to enter, no assurance can be made that we will be successful in realizing revenues sufficient to achieve profitability. In the event we are not successful in placing a significant number of AWP and Section 16 gaming machines, our business, financial condition and results of operations could be materially adversely affected.

      We face considerable competition from established companies in the United Kingdom and other countries where AWP and Section 16 gaming machines are offered, and such companies generally have substantially greater capital, research and development, manufacturing and marketing resources than we possess.

      While we have a well-established manufacturing and distribution partner in Electrocoin, Ltd., there are several well financed established providers of AWP and Section 16 gaming machines in the U.K. that have similar product offerings and significant market penetration. Additionally, while we believe that we offer the first roulette machine that can be played in an AWP and Section 16 format, there likely will be other companies who offer the same type of roulette gaming machine in the future. Further, our competitors may be able to develop technologies more effectively, generally have significantly more game content than us, and may be able to adopt more aggressive pricing strategies than us. These companies generally have longer operating histories, greater brand name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us; provided, however, in the gaming markets we intend to enter, Electrocoin is well known.

      Our capitalization is limited and we will likely require additional funding.

      A limiting factor on our growth, including our ability to make acquisitions in the future, is our limited capitalization. We believe that our current cash on hand is sufficient to fund our operations through the third quarter of this year. We will, however, likely require additional financing for working capital purposes and to consummate an acquisition. There can be no assurance, however, that such financing will be available to us, and if so on reasonable terms. If we do not procure adequate financing when required, our business, financial condition and results of operations may suffer.

      Our success depends on our ability to prevent others from infringing on our technologies.

      Our success is heavily dependent upon proprietary technology. To protect our proprietary technology, we rely principally upon copyright and trade secret protection. All proprietary information that can be copyrighted is marked as such. All employees and consultants are required to execute confidentiality agreements with us. There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation or independent third-party development of our technology. Further, the laws of certain countries in which we anticipate placing AWP and Section 16 gaming machines do not protect software and intellectual property rights to the same extent as the laws of the United States. While we generally require the execution of an agreement that restricts unauthorized copying and use of our products, should unauthorized copying or misuse of our products occur, our business, financial condition and results of operations could be materially adversely affected.

      Moreover, while the disclosure and use of our proprietary technology, know-how and trade secrets are generally controlled under agreements with the parties involved, there can be no assurance that all confidentiality agreements will be honored, that others will not independently develop similar or superior technology, that disputes will not arise concerning the ownership of intellectual property, or that dissemination of our proprietary technology, know-how and trade secrets will not occur. Further, if an infringement claim is brought against us, litigation would be costly and time consuming, but may be necessary to protect our proprietary rights and to defend ourselves. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others.

      We are dependent on our key personnel, and the loss of any could adversely affect our business.

      We depend on the continued performance of the members of our management team and our technology team. Tibor N. Vertes, our Chief Executive Officer and Chairman, Gregory L. Hrncir, our President and a Director, and Simon Daniel, our Chief Technology Officer have each contributed significantly to our business. If we lose the services of any of the foregoing parties, and are unable to locate suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business.

      Currency rate fluctuations can have an adverse effect on our business operations.

      Our wholly-owned foreign operating subsidiaries include Gaming & Entertainment Technology Pty Ltd, an Australian company utilizing Australian dollars as its functional currency, and Gaming & Entertainment Ltd., a United Kingdom company utilizing pounds sterling as its functional currency. Future sales of AWP and Section 16 gaming machine sales will be made in pounds sterling in the United Kingdom and in Euros in other European Union countries where sold. Given that our financial results are reported in United States dollars, which is subject to fluctuations in respect of the currencies of the countries in which we anticipate placing products, fluctuations in the exchange rate of the U.S. dollar to pounds sterling and Euros could have a positive or negative effect on our reported results. Given the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. We do not currently have a hedging program to mitigate currency risk, and do not presently intend to implement one. Thus, there can be no assurance that we will not experience currency losses in the future, which could have a material adverse effect on our business, revenues, operating results and financial condition.

      Worsening economic conditions may adversely affect our business.

      The demand for entertainment and leisure activities tends to be highly sensitive to the disposable incomes of consumers and thus a decline in general economic conditions may lead to our end-users having less discretionary income with which to wager, the result of which could affect our business, financial condition and results of operations.

      Although we have entered into confidentiality and non-compete agreements with our employees, if we are unable to protect our proprietary information against unauthorized use by others, our competitive position could be harmed.

      Our proprietary information is critically important to our competitive position and is a significant aspect of the products we intend to offer commencing in the late second quarter of this year. If we are unable to protect our proprietary information against unauthorized use by others, our competitive position could be harmed. While we have and continue to enter into confidentiality and non-compete agreements with our employees, along with controlling access to and distribution of our documentation and other proprietary information, we cannot make assurances that these strategies will be adequate to prevent misappropriation of our proprietary information. Therefore, we could be required to expend significant amounts to defend our rights to proprietary information in the future if a breach were to occur.

      Our anticipated future revenues are expected to be extremely concentrated, and revenues for 2005 were derived solely from Cantor.

      All of our reported revenues for 2005 have been derived from the exclusive license of our Internet gaming system to Cantor. Cantor has been our sole source of revenue in 2006 as well through the date of the sale of assets consummated on February 15, 2006. Our anticipated future revenues, relating to the placement of AWP and Section 16 gaming machines, will be made solely through our manufacturing and distribution partner Electrocoin Ltd. Electrocoin is our exclusive distributor, but also manufactures and distributes its own gaming machines as well as on behalf of other third parties. Our future revenues for AWP and Section 16 gaming machine sales will be entirely dependent on the efforts of Electrocoin as we have no intention of selling and marketing the gaming machines. Consequently, we do not have control over the volume of AWP and
Section 16 gaming machines placed and the revenues derived therefrom.

                        RISKS RELATED TO OUR COMMON STOCK

      Our stock price has been and may continue to be volatile and our trading volume is extremely limited.

      The market price of our common shares has experienced significant fluctuations and may continue to fluctuate significantly due to various factors, some of which are beyond our control, such as market acceptance of our AWP and
Section 16 gaming products, technological innovation by our competitors, quarterly variations in our revenue and results of operations, general market conditions or market conditions specific to particular industries, including the gaming sector. In addition, given the extremely limited trading volume in our common stock, stockholders seeking to liquidate all or some of their holdings may experience difficulty in doing so.

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

      The closing bid price for our common stock on the OTC Bulletin Board on March 20, 2006, was $0.35.

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

      We do not anticipate issuing dividends to our stockholders.

      We do not anticipate issuing dividends to our stockholders in the foreseeable future. In the event we achieve profitability in the future, the issuance of dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. Accordingly, stockholders may have to sell some or all of their common stock in order to generate cash flow from their investment.

      We have a significant number of outstanding options and warrants that could materially dilute existing shareholders.

      As of March 20, 2006, there were outstanding options and warrants to purchase an aggregate of up to 8,476,622, with a weighted average exercise price of $0.64. Of this amount, Cantor holds warrants to purchase 5,703,704 shares of common stock (exercisable through December 8, 2009 and assumes that Cantor's warrant to purchase $2,000,000 of our common stock is exercised at $0.54 per share), there are options outstanding to purchase 1,906,168 shares of common stock pursuant to our 2004 Stock Option and Incentive Plan, and there are outstanding warrants to purchase (i) 366,750 shares of common stock held by underwriters relating to our private placement in 2004, and (ii) 500,000 shares of common stock issued in conjunction with the purchase of Absolute Game, Ltd. in 2005. All of the outstanding options and warrants are immediately exercisable. If all of the options and warrants are exercised, our common stockholders will experience significant dilution; provided, however, we would receive $5,425,038 if all outstanding options and warrants were exercised with cash.

ITEM 7. FINANCIAL STATEMENTS.


               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



    Report of Independent Registered Public Accounting Firm...................24

    Consolidated Balance Sheet
          December 31, 2005...................................................25

    Consolidated Statements of Operations
          Years Ended December 31, 2005 and 2004..............................26

    Consolidated Statements of Stockholders' Deficiency
          Years Ended December 2005 and 2004..................................27

    Consolidated Statements of Cash Flows
          Years Ended December 31, 2005 and 2004..............................28

    Notes to Consolidated Financial Statements................................29

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Gaming & Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheet of Gaming & Entertainment Group, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gaming & Entertainment Group, Inc. and Subsidiaries as of December 31, 2005, and their results of operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring losses and negative net cash flows from operating activities, and it had an accumulated deficit and a stockholders' deficiency as of December 31, 2005. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

As discussed in Note 3, the Company has restated its consolidated financial statements for the year ended December 31, 2004.

/s/ J. H. Cohn LLP

Roseland, New Jersey
March 27, 2006

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                December 31, 2005

ASSETS

Current Assets
      Cash                                                          $   122,318
      Accounts receivable                                                90,142
                                                                    -----------
              Total current assets                                      212,460

 Equipment and Furnishings, net of accumulated
  depreciation of $317,858                                              132,625
 Intangible Assets, net of accumulated
  amortization of $31,350                                               282,150
 Other Assets                                                            10,272
                                                                    -----------

              Total assets                                          $   637,507
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
     Accounts payable                                               $   163,998
     Accrued expenses                                                   229,598
     Accrued compensation - officers                                    220,539
     Notes payable - officers                                            55,548
                                                                    -----------
             Total current liabilities                                  669,683

Senior Secured Note Payable, net of
 unamortized debt discount of $869,407                                1,130,593
Deferred Rent                                                            33,052
                                                                    -----------
             Total liabilities                                        1,833,328
                                                                    -----------

 Commitments

 Stockholders' Deficiency
    Preferred stock, par value $10 per share;
     10,000,000 shares authorized
     Class A convertible preferred stock,
      par value $10 per share;
        1,000,000 shares designated; none issued                           --
     Class B preferred stock, par value $10 per share;
        1,000,000 shares designated; none issued                           --
     Common stock, par value $.01 per share;
      150,000,000 shares authorized;
        19,830,602 shares issued and outstanding                        198,306
     Additional paid-in capital                                       6,783,528
     Accumulated deficit                                             (8,315,625)
     Accumulated other comprehensive income
      - foreign currency translation gains                              137,970
                                                                    -----------
              Total stockholders' deficiency                         (1,195,821)
                                                                    -----------

              Total liabilities and stockholders' deficiency        $   637,507
                                                                    ===========


                 See Notes to Consolidated Financial Statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2005 and 2004

                                                                       2004
                                                      2005          (Restated)
                                                  ------------     ------------
 Revenues:

 Services                                         $  1,251,016     $    312,401
 Product                                                23,803             --
                                                  ------------     ------------
               Total revenues                        1,274,819          312,401
                                                  ------------     ------------

 Cost of revenues:
 Services                                              507,348          305,343
 Product                                                20,737             --
                                                  ------------     ------------
               Total cost of revenues                  528,085          305,343
                                                  ------------     ------------

 Gross margin                                          746,734            7,058
                                                  ------------     ------------

 Operating expenses:
 Research and development                              459,029          712,467
 Selling, general and administrative                 1,428,285        2,445,226
                                                  ------------     ------------
 Total operating expenses                            1,887,314        3,157,693
                                                  ------------     ------------

 Operating loss                                     (1,140,580)      (3,150,635)
                                                  ------------     ------------

  Other income (expense):
  Interest expense and amortization
   of debt discount                                   (419,377)         (81,380)
  Foreign  currency transaction loss                      --            (14,170)
  Other income                                         164,613           39,999
  Gain on fair value of warrants                         2,717           23,305
  Fair value of penalty common stock                   (79,982)        (173,481)
                                                  ------------     ------------

 Total other expense                                  (332,029)        (205,727)
                                                  ------------     ------------

Net loss                                          $ (1,472,609)    $ (3,356,362)
                                                  ------------     ------------

Weighted average number of shares
outstanding                                         19,665,724       17,726,004
                                                  ============     ============

Net loss per share - basic and
diluted                                           $      (0.07)    $      (0.19)
                                                  ============     ============


                 See Notes to Consolidated Financial Statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

               Consolidated Statements of Stockholders' Deficiency
                Years ended December 31, 2005 and 2004 (Restated)


                                                                              Additional
                                                                               Paid-in         Accumulated
                                                  Common Stock                 Capital           Deficit
                                        ---------------   ---------------  ---------------   ---------------
                                            Shares             Amount
                                        ---------------   ---------------  ---------------   ---------------
Balance at January 1, 2004                    11,947,872   $        11,948  $     2,538,678   $    (3,486,654)

     Common stock issuance costs                    --                --           (301,758)             --
     Effects of reverse acquisition            4,058,756           148,118         (180,170)             --
     Warrants issued through private
       placement                                    --                --            (26,022)             --
     Common stock issued for services            507,390             5,074          480,241              --
     Options and warrants issued to
       nonemployees for services                    --                --            175,088              --
     Warrants issued in connection
       with senior secured note payable             --                --          1,110,340              --
     Foreign currency translation loss
       (A)                                          --                --               --                --
     Net loss                                       --                --               --          (3,356,362)
                                          ---------------   ---------------  ---------------   ---------------
Balance at December 31, 2004 as
restated                                      16,514,018           165,140        3,796,397        (6,843,016)
     Reclassifications of proceeds
       from sale of common stock and
       warrants with registration
       rights through private placement        2,445,000            24,450        2,420,550              --
     Reclassifications of common stock
       and warrants issued for
       equipment                                  58,334               583           57,751              --
     Shares issued for late
       registration filing                       563,250             5,633          247,830              --
     Shares issued in exchange for
       purchase of intangible assets             250,000             2,500          125,000              --
     Warrants issued in exchange for
       purchase of intangible assets                --                --            136,000              --
     Foreign currency translation loss
       (A)                                          --                --               --                --
     Net loss                                       --                --               --          (1,472,609)
                                         ---------------   ---------------  ---------------   ---------------
Balance at December 31, 2005                  19,830,602   $       198,306  $     6,783,528   $    (8,315,625)
                                         ===============   ===============  ===============   ===============

                                          Accumulated
                                             Other
                                         Comprehensive
                                             Income             Total
                                        ----------------   ---------------
Balance at January 1, 2004                $       206,766   $      (729,262)

     Common stock issuance costs                     --            (301,758)
     Effects of reverse acquisition                  --             (32,052)
     Warrants issued through private
       placement                                     --             (26,022)
     Common stock issued for services                --             485,315
     Options and warrants issued to
       nonemployees for services                     --             175,088
     Warrants issued in connection
       with senior secured note payable              --           1,110,340
     Foreign currency translation loss
       (A)                                        (59,350)          (59,350)
     Net loss                                        --          (3,356,362)
                                           ---------------   ---------------
Balance at December 31, 2004 as
restated                                          147,416        (2,734,063)
     Reclassifications of proceeds
       from sale of common stock and
       warrants with registration
       rights through private placement              --           2,445,000
     Reclassifications of common stock
       and warrants issued for                       --              58,334
       equipment
     Shares issued for late
       registration filing                           --             253,463
     Shares issued in exchange for
       purchase of intangible assets                 --             127,500
     Warrants issued in exchange for
       purchase of intangible assets                 --             136,000
     Foreign currency translation loss
       (A)                                         (9,446)           (9,446)
     Net loss                                        --          (1,472,609)
                                          ---------------   ---------------
Balance at December 31, 2005              $       137,970   $    (1,195,821)
                                          ===============   ===============

(A) Comprehensive loss (net loss plus or minus foreign currency translation loss or gain) for the year ended December 31, 2005 and 2004 totaled $1,482,055 and $3,415,712, respectively.

                 See Notes to Consolidated Financial Statements

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2005 and 2004

                                                                       2004
                                                        2005        (Restated)
                                                    ------------   ------------

Cash flows from operating activities

Net loss                                            $ (1,472,609)  $ (3,356,362)
Adjustments to reconcile net loss to net cash used
    in operating activities:
   Recoveries of loan and note receivable and
   provision for bad debts                                  --           (2,419)
   Amortization of debt discount                         222,068         18,865
   Amortization of intellectual property                  31,350           --
   Depreciation expense                                   73,325         91,927
   Shares issued for services                               --          485,315
   Options and warrants issued to nonemployees for
    services                                                --          175,088
   Gain on fair value of warrants                         (2,717)       (23,305)
   Fair value of penalty common stock                     79,982        173,481
   Deferred rent                                         (14,713)        47,765
   Changes in operating assets and liabilities:
     Accounts receivable                                  84,478       (172,645)
     Prepaid expenses                                       --           10,000
     Other assets                                           --           (9,553)
     Accounts payable                                     48,080        102,298
     Accrued expenses                                    181,770        (31,252)
     Accrued compensation - officers                      73,842        (59,090)
     Foreign taxes payable                              (166,009)        19,500
                                                    ------------   ------------
Net cash used in operating activities                   (861,153)    (2,530,387)
                                                    ------------   ------------

Cash flows from investing activities
      Acquisition of intangible assets                   (50,000)          --
      Acquisition of equipment and furnishings           (46,229)      (114,967)
                                                    ------------   ------------
Net cash used in investing activities                    (96,229)      (114,967)
                                                    ------------   ------------

Cash flows from financing activities
   Repayments of related party loans                        --         (458,450)
   Proceeds from the issuance of senior secured
    note and warrants                                    500,000      1,500,000
   Proceeds of related party loan                           --           42,852
   Net proceeds from sale of common stock and
    warrants                                                --        2,143,242
                                                    ------------   ------------
Net cash provided by financing activities                500,000      3,227,644
                                                    ------------   ------------

Effect of exchange rate changes on cash                  (14,324)       (74,581)
                                                    ------------   ------------

Net increase (decrease) in cash                         (471,706)       507,709

Cash, beginning of year                                  594,024         86,315
                                                    ------------   ------------

Cash, end of year                                   $    122,318   $    594,024
                                                    ============   ============

Supplemental disclosure of cash flow information
      Interest paid                                 $       --     $     64,165
                                                    ============   ============

Supplemental schedule of noncash investing and
financing activities:
      Intangible assets purchased in exchange for
      common stock and warrants                     $    263,500   $       --
                                                    ============   ============
      Shares of common stock and warrants issued
      for equipment                                 $       --     $     58,334
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

The Company is a developer of amusement with prizes ("AWP") and Section 16 gaming machines for the United Kingdom and European gaming markets. Historically, the Company has primarily been involved in the development of Internet gaming system and games for third parties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $1,472,609 and $3,356,362 and negative cash flows from operating activities of $861,153 and $2,530,387 for the years ended December 31, 2005 and 2004, respectively, and recurring losses in prior years. As of December 31, 2005, the Company had an accumulated deficit of $8,315,625 and a stockholders' deficiency of $1,195,821. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows from its operations or obtain sufficient liquid resources from other sources to meet its obligations as they become due. Through December 31, 2005, the Company has funded its operations primarily through the issuance of common stock, warrants and options to outside investors for cash and consultants and others for services. The Company anticipates that it will require additional funding through the issuance of equity or debt securities later this year. Management anticipates that additional funding of not less than $250,000 will be necessary to fund the Company's operations through December 31, 2006. Management believes, but cannot assure, that the Company will be able to obtain such financing and continue its operations through at least December 31, 2006. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some, or all, of its operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Revenue from gaming machines that are sold will be recognized upon completion of installation and acceptance by the gaming establishment, provided collectibility is reasonably assured.

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

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which is a revision to SFAS 123. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

In accordance with the Securities and Exchanges Commission's Staff Accounting Bulletin 107, SFAS 123R is effective as of the beginning of the annual reporting period that begins after December 15, 2005. Under these guidelines, the Company will adopt SFAS 123R as of January 1, 2006. The Company expects the adoption of SFAS 123R will have a significant adverse impact on its future results of operations.

The exercise price of all of the options granted to employees has been equal to or greater than the stock price at the date of grant and, accordingly, the Company has not recorded any earned or unearned compensation cost related to such options in the accompanying consolidated financial statements. The Company's historical net loss and net loss per share and pro forma net loss and net loss per share assuming compensation cost had been determined based on the fair value of the options at the date of grant and amortized over the vesting period consistent with the provisions of SFAS 123 are set forth below:

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   For Years Ended
                                                     December 31,
                                              ---------------------------
                                                  2005           2004
                                                              (Restated)
                                              ------------   ------------
Net loss, as reported                         $ (1,472,609)  $ (3,356,362)
Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards                 (2,486)      (464,307)
                                              ------------   ------------
Pro forma net loss                            $ (1,475,095)  $ (3,820,669)
                                              ============   ============
Basic and diluted loss per common share as
  reported                                    $      (0.07)  $      (0.19)
                                              ============   ============
Basic and diluted loss per common share pro
  forma                                       $      (0.08)  $      (0.22)
                                              ============   ============

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

      (h) Net Loss per Share

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period which includes shares outstanding subject to continuing registration in 2004. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period and the treasury stock method had been applied. Since the Company had net losses for the years ended December 31, 2005 and 2004, the effects of the assumed exercise of outstanding options and warrants would have been anti-dilutive and, accordingly, basic and diluted net loss per share in each period were the same. As of December 31, 2005 and 2004, the Company had options and warrants outstanding for the purchase of 15,889,918 and 19,754,565 shares of common stock, respectively, that were not included in the computation of diluted loss per share.

      (i) Research and Development

Research and development costs are expensed as incurred.

      (j) Foreign Currency Translation

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income. Assets and liabilities in foreign currencies (primarily Australian dollars as of December 31, 2005) are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. Foreign currency transaction gains and losses are included in net loss.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (k) Credit Risk Concentration

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced, and management does not expect, any losses on these accounts. Management also believes that the Company is not subject to any significant concentrations of credit risk related to accounts receivable at this time.

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

      (m) Intangible Assets

Intangible assets, which consist of intellectual property, are recorded at cost and amortized on a straight-line basis over their estimated useful lives of 5 years.

      (n) Effect of Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), which is an amendment of ARB No. 43. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead costs to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company beginning January 1, 2006 and resulting adjustments will be made on a prospective basis. We do not anticipate that the adoption of this standard will have a significant impact on our business, results of operations or financial position.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which is a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 changes the requirements for the accounting for and reporting a change in an accounting principle. Previously, most voluntary changes in accounting principle required recognition of a cumulative effect adjustment in the results of operations of the period of change. SFAS 154 requires retrospective application to prior periods unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements, such as SFAS 123R. We do not believe the adoption of SFAS 154 will have a material effect on our business, financial position, or results of operations.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      (o) Reclassifications

Certain amounts for the year ended December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 amounts.

NOTE 3 - RESTATEMENT FOR EQUITY ISSUED WITH REGISTRATION RIGHTS

On May 31, 2004, the Company received proceeds of $2,143,242, net of expenses of $301,758, from the sale of 244.5 units to investors at a price of $10,000 per unit through a private placement. Each unit consisted of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $1.50 per share. The warrants expired on May 31, 2005. Pursuant to the private placement, the Company was obligated to file a registration statement (the "Registration Statement") no later than July 15, 2004.

The Company did not file the Registration Statement by July 15, 2004, but rather filed it on March 3, 2005. Accordingly, the Company issued to the purchasers of units a total of 563,250 shares of common stock, which represented 3% of the number of shares of common stock purchased by each purchaser for each month or part thereof of such late filing. Such shares of common stock were registered under the Registration Statement on Form S-3 filed with the Securities and Exchange Commission and declared effective on March 3, 2005.

The Emerging Issues Task Force ("EITF") is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-04"). There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," ("EITF 00-19") and EITF 05-04, because the maximum potential liquidated damages for failure to file and have the registration statement declared effective is greater than the difference between the fair value of registered and unregistered shares, the value of the common stock subject to such registration rights should be classified as temporary equity. Additionally, in accordance with EITF 00-19 and the terms of the above warrants, the fair value of the warrants should be recorded as a liability, with an offsetting reduction to stockholders' equity. The warrant liability is initially measured at fair value using the Black-Scholes option pricing model, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings.

The SEC recently announced its interpretation of the accounting for common stock and warrants with registration rights under EITF 00-19. The SEC concluded that for agreements containing registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period, the common stock subject to such liquidated damages does not meet the tests required for stockholders' equity classification and accordingly must be reflected between liabilities and stockholders' equity in the balance sheet until the conditions are eliminated. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement is not a factor.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Historically, the Company classified the common stock and warrants with registration rights described above as stockholders' equity, as it believed these securities met the requirements necessary to record them as stockholders' equity. After further review in accordance with the SEC's recent interpretation of EITF 00-19 as it relates to these common shares and warrants subject to registration rights, the Company has concluded that its financial statements for the year ended December 31, 2004, and interim periods ended September 30, 2004, and March 31, 2005, will be restated. The restatement includes the reclassification of common stock subject to registration rights from stockholders' equity and into temporary equity, and the inclusion of the liability for the fair value of penalty common stock as of forty five (45) days after the closing date (July 15, 2004).

Based on the above determination, as of December 31, 2004, the Company reclassified $2,445,000 of common stock subject to registration rights from stockholders' equity and into temporary equity. On March 3, 2005, such shares of common stock were registered under the Registration Statement on Form S-3 filed with the Securities and Exchange Commission and declared effective. Accordingly, the Company reclassified $2,445,000 from temporary equity and into stockholders' equity.

In addition, the Company measured the initial fair value of the warrants on the closing date at $26,022 and recorded the fair value to warrant liability. At the end of each reporting period, the value of the warrants was re-measured based on the fair value of the underlying shares, and changes to the warrant liability and related "gain or loss in fair value of the warrants" was recorded as a non-cash charge or credit to earnings. The warrant liability was cancelled when the warrants expired on May 31, 2005.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model, with the following assumptions: risk-free interest rate of 4.13% to 4.50%, dividend yield of 0%, expected life of 0.67 to 0.17 years and volatility range of 71.01% to 86.32% were used.

For the years ended December 31, 2005 and 2004, the non-cash gain on fair value of warrants was $2,717 and $23,305 respectively. The gain on fair value of warrants is due principally to the decrease in the market value of the common stock of the Company. The non-cash gain on fair value of warrants has no effect on the Company's cash flows or liquidity.

In addition, the Company measured the initial fair value of the penalty common stock to be $86,365, and recorded as a non-cash charge. At the end of each reporting period, the increase in the penalty common stock was valued based on the fair value of the underlying shares, and changes to the penalty common stock liability and related non-cash charge was recorded. The penalty common stock liability was reclassified to stockholders' equity when the shares of common stock were registered under the Registration Statement on Form S-3 filed with the Securities and Exchange Commission and declared effective on March 3, 2005 and the shares of common stock were issued.

The restatement adjustments to the Company's consolidated balance sheets and statements of operations for the year ended December 31, 2004 and interim periods ended March 31, 2005, September 30, 2005 and 2004, and June 30, 2005 are summarized below. Restated statements of cash flows for the interim periods have not been presented. The restatement adjustment had no effect on previously reported total operating, investing and financing activities.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Restated Consolidated Balance Sheet September 30, 2004 (unaudited)

                                                                          As
                                                                      Previously       Restatement
                                                                       Reported        Adjustment      As Restated
                                                                        9/30/04          9/30/04          9/30/04
                                                                    --------------   --------------   --------------
ASSETS

Current Assets
       Cash                                                         $       36,646   $         --     $       36,646
       Accounts receivable                                                  60,000             --             60,000
       Prepaid expenses                                                     21,790             --             21,790
                                                                    --------------   --------------   --------------
                 Total current assets                                      118,436             --            118,436

 Equipment, net of accumulated depreciation of $211,994                    161,608             --            161,608

 Other Assets                                                                  706             --                706
                                                                    --------------   --------------   --------------
                 Total assets                                       $      280,750   $         --     $      280,750
                                                                    ==============   ==============   ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
     Accounts payable                                               $      219,496   $         --     $      219,496
     Accrued expenses                                                       46,428             --             46,428
     Current portion of notes payable - officers                           171,600             --            171,600
     Foreign taxes payable                                                 148,476             --            148,476
     Loan from stockholder                                                  43,007             --             43,007
    Warrant liability                                                         --             26,022           26,022
    Penalty Common Stock subject to continuing registration                   --             86,365           86,365
                                                                    --------------   --------------   --------------
                Total current liabilities                                  629,007          112,387          741,394

Senior secured note payable                                                250,000             --            250,000
Notes payable - officers, net of current portion                            40,891             --             40,891
                                                                    --------------   --------------   --------------
                Total liabilities                                          919,898          112,387        1,032,285
                                                                    --------------   --------------   --------------

 Commitments and Contingencies

Common Stock with Registration Rights:
    Common Stock subject to continuing registration, $0.0001 par
    value, 2,445,000 shares issued and outstanding                            --          2,445,000        2,445,000
    Common Stock issued for equipment subject to continuing
    registration, $0.0001 par value, 58,334 shares issued and                 --             58,334           58,334
    outstanding
                                                                    --------------   --------------   --------------
                                                                              --          2,503,334        2,503,334
                                                                    --------------   --------------   --------------

 Stockholders' Deficiency
    Preferred Stock, par value $10 per share; 10,000,000 shares authorized
     Class A convertible preferred stock, par value $10 per share;
        1,000,000 shares designated; none issued                              --               --               --
     Class B preferred stock, par value $10 per share;
        1,000,000 shares designated; none issued                              --               --               --
     Common stock, par value $.01 per share; 150,000,000 shares
       authorized; 16,514,018 shares issued and outstanding                190,173          (25,033)         165,140
     Additional paid-in capital                                          5,190,380       (2,504,323)       2,686,057
     Accumulated deficit                                                (6,182,261)         (86,365)      (6,268,626)
     Accumulated other comprehensive income - foreign currency
       translation gains                                                   162,560             --            162,560
                                                                    --------------   --------------   --------------
                 Total stockholders' deficiency                           (639,148)      (2,615,721)      (3,254,869)
                                                                    --------------   --------------   --------------
                 Total liabilities and stockholders' deficiency     $      280,750   $         --     $      280,750
                                                                    ==============   ==============   ==============

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              Restated Consolidated Balance Sheet December 31, 2004

                                                                          As
                                                                      Previously       Restatement
                                                                       Reported        Adjustment      As Restated
                                                                       12/31/04         12/31/04         12/31/04
                                                                    --------------   --------------   --------------
ASSETS

Current Assets
       Cash                                                         $      594,024   $         --     $      594,024
       Accounts receivable                                                 182,710             --            182,710
                                                                    --------------   --------------   --------------
                 Total current assets                                      776,734             --            776,734

 Equipment and Furnishings, net of accumulated depreciation of
   $295,171                                                                162,580             --            162,580

 Other Assets                                                               10,321             --             10,321
                                                                    --------------   --------------   --------------
                 Total assets                                       $      949,635   $         --     $      949,635
                                                                    ==============   ==============   ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
     Accounts payable                                               $      129,292   $         --     $      129,292
     Accrued expenses                                                       50,330             --             50,330
     Accrued compensation - officers                                        32,692             --             32,692
     Current portion of notes payable - officers                           169,553             --            169,553
     Foreign taxes payable                                                 166,009             --            166,009
     Warrant liability                                                        --              2,717            2,717
     Penalty Common Stock subject to continuing registration                  --            173,481          173,481
                                                                    --------------   --------------   --------------
                Total current liabilities                                  547,876          176,198          724,074

Senior secured note payable, net of unamortized debt discount of
  $1,091,475                                                               408,525             --            408,525
Deferred rent                                                               47,765             --             47,765
                                                                    --------------   --------------   --------------
                Total liabilities                                        1,004,166          176,198        1,180,364
                                                                    --------------   --------------   --------------

 Commitments and Contingencies

Common Stock with Registration Rights:
    Common Stock subject to continuing registration, $0.0001 par
      value, 2,445,000 shares issued and outstanding                          --          2,445,000        2,445,000
    Common Stock issued for equipment subject to continuing
      registration, $0.0001 par value, 58,334 shares issued and
      outstanding                                                             --             58,334           58,334
                                                                    --------------   --------------   --------------
                                                                              --          2,503,334        2,503,334
                                                                    --------------   --------------   --------------

 Stockholders' Deficiency
    Preferred Stock, par value $10 per share; 10,000,000 shares authorized
     Class A convertible preferred stock, par value $10 per share;
        1,000,000 shares designated; none issued                              --               --               --
     Class B preferred stock, par value $10 per share;
        1,000,000 shares designated; none issued                              --               --               --
     Common stock, par value $.01 per share; 150,000,000 shares
       authorized; 16,514,018 shares issued and outstanding                190,173          (25,033)         165,140

     Additional paid-in capital                                          6,300,720       (2,504,323)       3,796,397

     Accumulated deficit                                                (6,692,840)        (150,176)      (6,843,016)
     Accumulated other comprehensive income - foreign currency
       translation gains                                                   147,416               --          147,416
                                                                    --------------   --------------   --------------
                 Total stockholders' deficiency                            (54,531)      (2,679,532)      (2,734,063)
                                                                    --------------   --------------   --------------
                 Total liabilities and stockholders' deficiency     $      949,635   $         --     $      949,635
                                                                    ==============   ==============   ==============

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Restated Consolidated Balance Sheet March 31, 2005 (unaudited)

                                                                          As
                                                                      Previously       Restatement
                                                                       Reported        Adjustment      As Restated
                                                                        3/31/05          3/31/05          3/31/05
                                                                    --------------   --------------   --------------
ASSETS

Current Assets
       Cash                                                         $      367,506   $         --     $      367,506
       Accounts receivable                                                 106,200             --            106,200
                                                                    --------------   --------------   --------------
                 Total current assets                                      473,706             --            473,706

 Equipment and Furnishings, net of accumulated depreciation of
   $281,123                                                                143,335             --            143,335
 Intangible Assets                                                         313,500             --            313,500
 Other Assets                                                               10,312             --             10,312
                                                                    --------------   --------------   --------------
                 Total assets                                       $      940,853   $         --     $      940,853
                                                                    ==============   ==============   ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
     Accounts payable                                               $      140,028   $         --     $      140,028
     Accrued expenses                                                       84,737             --             84,737
     Accrued compensation - officers                                        70,192             --             70,192
     Current portion of notes payable - officers                           127,048             --            127,048
                                                                    --------------   --------------   --------------
                Total current liabilities                                  422,005             --            422,005

Senior secured note payable, net of unamortized debt discount of
     $1,035,958                                                            714,042             --            714,042
Deferred rent                                                               39,666             --             39,666
                                                                    --------------   --------------   --------------
                Total liabilities                                        1,175,713             --          1,175,713
                                                                    --------------   --------------   --------------

 Commitments and Contingencies

 Stockholders' Deficiency
    Preferred Stock, par value $10 per share; 10,000,000 shares authorized
     Class A convertible preferred stock, par value $10 per share;
        1,000,000 shares designated; none issued                              --               --               --
     Class B preferred stock, par value $10 per share;
        1,000,000 shares designated; none issued                              --               --               --
     Common stock, par value $.01 per share; 150,000,000 shares
       authorized; 19,830,602  shares issued and outstanding               198,306             --            198,306
     Additional paid-in capital                                          6,556,087          227,441        6,783,528
     Accumulated deficit                                                (7,132,799)        (227,441)      (7,360,240)
     Accumulated other comprehensive income - foreign currency
       translation gains                                                   143,546             --            143,546
                                                                    --------------   --------------   --------------
                 Total stockholders' deficiency                           (234,860)            --           (234,860)
                                                                    --------------   --------------   --------------
                 Total liabilities and stockholders' deficiency     $      940,853   $         --     $      940,853
                                                                    ==============   ==============   ==============

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Restated Consolidated Balance Sheet June 30, 2005 (unaudited)

                                                                          As
                                                                      Previously       Restatement
                                                                       Reported        Adjustment      As Restated
                                                                        6/30/05          6/30/05          6/30/05
                                                                    --------------   --------------   --------------
ASSETS

Current Assets
       Cash                                                         $      312,431   $         --     $      312,431
       Accounts receivable                                                 115,758             --            115,758
                                                                    --------------   --------------   --------------
                 Total current assets                                      428,189             --            428,189

 Equipment and Furnishings, net of accumulated depreciation of
     $295,635                                                              130,670             --            130,670
 Intangible Assets                                                         313,500             --            313,500
 Other Assets                                                               10,304             --             10,304
                                                                    --------------   --------------   --------------
                 Total assets                                       $      882,663   $         --     $      882,663
                                                                    ==============   ==============   ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
     Accounts payable                                               $       69,814   $         --     $       69,814
     Accrued expenses                                                      133,552             --            133,552
     Accrued compensation - officers                                       107,691             --            107,691
     Current portion of notes payable - officers                            84,147             --             84,147
                                                                    --------------   --------------   --------------
                Total current liabilities                                  395,204             --            395,204

Senior secured note payable, net of unamortized debt discount of
     $980,441                                                            1,019,559             --          1,019,559
Deferred rent                                                               37,461             --             37,461
                                                                    --------------   --------------   --------------
                Total liabilities                                        1,452,224             --          1,452,224
                                                                    --------------   --------------   --------------

 Commitments and Contingencies

 Stockholders' Deficiency
    Preferred Stock, par value $10 per share; 10,000,000 shares authorized
     Class A convertible preferred stock, par value $10 per share;
        1,000,000 shares designated; none issued                              --               --               --
     Class B preferred stock, par value $10 per share;
        1,000,000 shares designated; none issued                              --               --               --
     Common stock, par value $.01 per share; 150,000,000 shares
    authorized; 19,830,602  shares issued and outstanding                  198,306             --            198,306
     Additional paid-in capital                                          6,556,087          227,441        6,783,528
     Accumulated deficit                                                (7,470,426)        (227,441)      (7,697,867)
     Accumulated other comprehensive income - foreign currency
       translation gains                                                   146,472             --            146,472
                                                                    --------------   --------------   --------------
                 Total stockholders' deficiency                           (569,561)            --           (569,561)
                                                                    --------------   --------------   --------------
                 Total liabilities and stockholders' deficiency     $      882,663   $         --     $      882,663
                                                                    ==============   ==============   ==============

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Restated Consolidated Balance Sheet September 30, 2005 (unaudited)

                                                                          As
                                                                      Previously       Restatement
                                                                       Reported        Adjustment      As Restated
                                                                        9/30/05          9/30/05          9/30/05
                                                                    --------------   --------------   --------------
ASSETS

Current Assets
       Cash                                                         $      122,049   $         --     $      122,049
       Accounts receivable                                                  98,454             --             98,454
                                                                    --------------   --------------   --------------
                 Total current assets                                      220,503             --            220,503

 Equipment and Furnishings, net of accumulated depreciation of
     $311,143                                                              151,212             --            151,212
 Intangible Assets, net of accumulated amortization of $15,675             297,825             --            297,825
 Other Assets                                                               10,302             --             10,302
                                                                    --------------   --------------   --------------
                 Total assets                                       $      679,842   $         --     $      679,842
                                                                    ==============   ==============   ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
     Accounts payable                                               $       55,249   $         --     $       55,249
     Accrued expenses                                                      186,087             --            186,087
     Accrued compensation - officers                                       156,025             --            156,025
     Current portion of notes payable - officers                            55,548             --             55,548
                                                                    --------------   --------------   --------------
                Total current liabilities                                  452,909             --            452,909

Senior secured note payable, net of unamortized debt discount of
     $924,924                                                            1,075,076             --          1,075,076
Deferred rent                                                               35,257             --             35,257
                                                                    --------------   --------------   --------------
                Total liabilities                                        1,563,242             --          1,563,242
                                                                    --------------   --------------   --------------

 Commitments and Contingencies

 Stockholders' Deficiency
    Preferred Stock, par value $10 per share; 10,000,000 shares authorized
     Class A convertible preferred stock, par value $10 per share;
        1,000,000 shares designated; none issued                              --               --               --
     Class B preferred stock, par value $10 per share;
        1,000,000 shares designated; none issued                              --               --               --
     Common stock, par value $.01 per share; 150,000,000 shares
      authorized; 19,830,602  shares issued and outstanding                198,306             --            198,306
     Additional paid-in capital                                          6,556,087          227,441        6,783,528
     Accumulated deficit                                                (7,783,289)        (227,441)      (8,010,730)
     Accumulated other comprehensive income - foreign currency
       translation gains                                                   145,496             --            145,496
                                                                    --------------   --------------   --------------
                 Total stockholders' deficiency                           (883,400)            --           (883,400)
                                                                    --------------   --------------   --------------
                 Total liabilities and stockholders' deficiency     $      679,842   $         --     $      679,842
                                                                    ==============   ==============   ==============

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Restated Consolidated Statement of Operations for the Nine Months Ended
                         September 30, 2004 (unaudited)

                                              As
                                          Previously       Restatement
                                           Reported        Adjustment       As Restated
                                           9/30/04          9/30/04           9/30/04
                                        --------------   --------------   --------------
 Revenues:

 Services                               $      140,894   $         --     $      140,894
 Product                                          --               --               --
                                        --------------   --------------   --------------
               Total revenues                  140,894             --            140,894
                                        --------------   --------------   --------------

 Cost of revenues:
 Services                                       37,462             --             37,462
 Product                                          --               --               --
                                        --------------   --------------   --------------
               Total cost of revenues           37,462             --             37,462
                                        --------------   --------------   --------------

 Gross margin                                  103,432             --            103,432
                                        --------------   --------------   --------------

 Operating expenses:
  Research and development                     711,772             --            711,772
  Selling, general and administrative        2,053,686             --          2,053,686
                                        --------------   --------------   --------------
  Total operating expenses                   2,765,458             --          2,765,458
                                        --------------   --------------   --------------

 Operating loss                             (2,662,026)            --         (2,662,026)
                                        --------------   --------------   --------------

  Other income (expense):
  Interest expense                             (42,009)            --            (42,009)
  Foreign  currency transaction loss           (14,170)            --            (14,170)
  Other income                                  22,598             --             22,598
  Fair value of penalty common stock              --            (86,365)         (86,365)
                                        --------------   --------------   --------------

 Total other income (expense)                  (33,581)         (86,365)        (119,946)
                                        --------------   --------------   --------------

Net loss                                $   (2,695,607)  $      (86,365)  $   (2,781,972)
                                        --------------   --------------   --------------

Weighted average number of shares
  outstanding                               17,292,412       17,292,412       17,292,412
                                        ==============   ==============   ==============

Net loss per share - basic and diluted  $        (0.16)  $         0.00   $        (0.16)
                                        ==============   ==============   ==============

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Restated Consolidated Statement of Operations for the Three Months Ended
                         September 30, 2004 (unaudited)

                                              As
                                          Previously       Restatement
                                           Reported        Adjustment       As Restated
                                           9/30/04          9/30/04           9/30/04
                                        --------------   --------------   --------------
 Revenues:

 Services                               $       65,554   $         --     $       65,554
 Product                                          --               --               --
                                        --------------   --------------   --------------
               Total revenues                   65,554             --             65,554
                                        --------------   --------------   --------------

 Cost of revenues:
 Services                                       37,462             --             37,462
 Product                                          --               --               --
                                        --------------   --------------   --------------
               Total cost of revenues           37,462             --             37,462
                                        --------------   --------------   --------------

 Gross margin                                   28,092             --             28,092
                                        --------------   --------------   --------------

 Operating expenses:
  Research and development                     207,503             --            207,503
  Selling, general and administrative          411,409             --            411,409
                                        --------------   --------------   --------------
  Total operating expenses                     618,912             --            618,912
                                        --------------   --------------   --------------

 Operating loss                               (590,820)            --           (590,820)
                                        --------------   --------------   --------------

  Other income (expense):
  Interest expense                             (15,249)            --            (15,249)
  Other income                                  12,389             --             12,389
  Fair value of penalty common stock              --            (86,365)         (86,365)
                                        --------------   --------------   --------------

 Total other income (expense)                   (2,860)         (86,365)         (89,225)
                                        --------------   --------------   --------------

Net loss                                $     (593,680)  $      (86,365)  $     (680,045)
                                        --------------   --------------   --------------

Weighted average number of shares
outstanding                                 19,132,084       19,132,084       19,132,084
                                        ==============   ==============   ==============

Net loss per share - basic and diluted  $        (0.03)  $         0.00   $        (0.04)
                                        ==============   ==============   ==============

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Restated Consolidated Statement of Operations for the
                          Year Ended December 31, 2004

                                              As
                                          Previously       Restatement
                                           Reported        Adjustment       As Restated
                                           12/31/04         12/31/04          12/31/04
                                        --------------   --------------   --------------
 Revenues:

 Services                               $      312,401   $         --     $      312,401
 Product                                          --               --               --
                                        --------------   --------------   --------------
               Total revenues                  312,401             --            312,401
                                        --------------   --------------   --------------

 Cost of revenues:
 Services                                      305,343             --            305,343
 Product                                          --               --               --
                                        --------------   --------------   --------------
               Total cost of revenues          305,343             --            305,343
                                        --------------   --------------   --------------

 Gross margin                                    7,058             --              7,058
                                        --------------   --------------   --------------

 Operating expenses:
  Research and development                     712,467             --            712,467
  Selling, general and administrative        2,445,226             --          2,445,226
                                        --------------   --------------   --------------
  Total operating expenses                   3,157,693             --          3,157,693
                                        --------------   --------------   --------------

 Operating loss                             (3,150,635)            --         (3,150,635)
                                        --------------   --------------   --------------

  Other income (expense):
  Interest expense and amortization
    of debt discount                           (81,380)            --            (81,380)
  Foreign  currency transaction loss           (14,170)            --            (14,170)
  Other income                                  39,999             --             39,999
  Gain on fair value of warrants                  --             23,305           23,305
  Fair value of penalty common stock              --           (173,481)        (173,481)
                                        --------------   --------------   --------------

 Total other income (expense)                  (55,551)        (150,176)        (205,727)
                                        --------------   --------------   --------------

Net loss                                $   (3,206,186)  $     (150,176)  $   (3,356,362)
                                        --------------   --------------   --------------

Weighted average number of shares
outstanding                                 17,726,004       17,726,004       17,726,004
                                        ==============   ==============   ==============

Net loss per share - basic and diluted  $        (0.18)  $        (0.01)  $        (0.19)
                                        ==============   ==============   ==============

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Restated Consolidated Statement of Operations for the Three Months Ended
                           March 31, 2005 (unaudited)

                                              As
                                          Previously       Restatement
                                           Reported        Adjustment       As Restated
                                            3/31/05          3/31/05          3/31/05
                                        --------------   --------------   --------------
 Revenues:

 Services                               $      229,780   $         --     $      229,780
 Product                                         5,000             --              5,000
                                        --------------   --------------   --------------
               Total revenues                  234,780             --            234,780
                                        --------------   --------------   --------------

 Cost of revenues:
 Services                                       99,042             --             99,042
 Product                                         5,696             --              5,696
                                        --------------   --------------   --------------
               Total cost of revenues          104,738             --            104,738
                                        --------------   --------------   --------------

 Gross margin                                  130,042             --            130,042
                                        --------------   --------------   --------------

 Operating expenses:
  Research and development                     158,210             --            158,210
  Selling, general and administrative          378,936             --            378,936
                                        --------------   --------------   --------------
  Total operating expenses                     537,146             --            537,146
                                        --------------   --------------   --------------

 Operating loss                               (407,104)            --           (407,104)
                                        --------------   --------------   --------------

  Other income (expense):
  Interest expense and amortization
    of debt discount                           (86,032)            --            (86,032)
  Other income                                  53,177             --             53,177
  Gain on fair value of warrants                  --              2,717            2,717
  Fair value of penalty common stock              --            (79,982)         (79,982)
                                        --------------   --------------   --------------

 Total other income (expense)                  (32,855)         (77,265)        (110,120)
                                        --------------   --------------   --------------

Net loss                                $     (439,959)  $      (77,265)  $     (517,224)
                                        --------------   --------------   --------------

Weighted average number of shares
outstanding                                 19,161,930       19,161,930       19,161,930
                                        ==============   ==============   ==============

Net loss per share - basic and diluted  $        (0.02)  $         0.00   $        (0.03)
                                        ==============   ==============   ==============

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Restated Consolidated Statement of Operations for the Six Months Ended
                           June 30, 2005 (unaudited)

                                              As
                                          Previously       Restatement
                                           Reported        Adjustment       As Restated
                                            6/30/05          6/30/05          6/30/05
                                        --------------   --------------   --------------
 Revenues:

 Services                               $      529,003   $         --     $      529,003
 Product                                         5,000             --              5,000
                                        --------------   --------------   --------------
               Total revenues                  534,003             --            534,003
                                        --------------   --------------   --------------

 Cost of revenues:
 Services                                      186,475             --            186,475
 Product                                         5,630             --              5,630
                                        --------------   --------------   --------------
               Total cost of revenues          192,105             --            192,105
                                        --------------   --------------   --------------

 Gross margin                                  341,898             --            341,898
                                        --------------   --------------   --------------

 Operating expenses:
  Research and development                     297,877             --            297,877
  Selling, general and administrative          775,977             --            775,977
                                        --------------   --------------   --------------
  Total operating expenses                   1,073,854             --          1,073,854
                                        --------------   --------------   --------------

 Operating loss                               (731,956)            --           (731,956)
                                        --------------   --------------   --------------

  Other income (expense):
  Interest expense and amortization
    of debt discount                          (187,675)            --           (187,675)
  Other income                                 142,045             --            142,045
  Gain on fair value of warrants                  --              2,717            2,717
  Fair value of penalty common stock              --            (79,982)         (79,982)
                                        --------------   --------------   --------------

 Total other income (expense)                  (45,630)         (77,265)        (122,895)
                                        --------------   --------------   --------------

Net loss                                $     (777,586)  $      (77,265)  $     (854,851)
                                        --------------   --------------   --------------

Weighted average number of shares
outstanding                                 19,498,113       19,498,113       19,498,113
                                        ==============   ==============   ==============

Net loss per share - basic and diluted  $        (0.04)  $         0.00   $        (0.04)
                                        ==============   ==============   ==============

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Restated Consolidated Statement of Operations for the Nine Months Ended
                         September 30, 2005 (unaudited)

                                              As
                                          Previously       Restatement
                                           Reported        Adjustment       As Restated
                                            9/30/05          9/30/05          9/30/05
                                        --------------   --------------   --------------
 Revenues:

 Services                               $      910,487   $         --     $      910,487
 Product                                        21,930             --             21,930
                                        --------------   --------------   --------------
               Total revenues                  932,417             --            932,417
                                        --------------   --------------   --------------

 Cost of revenues:
 Services                                      390,673             --            390,673
 Product                                        18,423             --             18,423
                                        --------------   --------------   --------------
               Total cost of revenues          409,096             --            409,096
                                        --------------   --------------   --------------

 Gross margin                                  523,321             --            523,321
                                        --------------   --------------   --------------

 Operating expenses:
  Research and development                     353,466             --            353,466
  Selling, general and administrative        1,128,357             --          1,128,357
                                        --------------   --------------   --------------
  Total operating expenses                   1,481,823             --          1,481,823
                                        --------------   --------------   --------------

 Operating loss                               (958,502)            --           (958,502)
                                        --------------   --------------   --------------

  Other income (expense):
  Interest expense and amortization
    of debt discount                          (288,063)            --           (288,063)
  Other income                                 156,116             --            156,116
  Gain on fair value of warrants                  --              2,717            2,717
  Fair value of penalty common stock              --            (79,982)         (79,982)
                                        --------------   --------------   --------------

 Total other income (expense)                 (131,947)         (77,265)        (209,212)
                                        --------------   --------------   --------------

Net loss                                $   (1,090,449)  $      (77,265)  $   (1,167,714)
                                        --------------   --------------   --------------

Weighted average number of shares
outstanding                                 19,610,161       19,610,161       19,610,161
                                        ==============   ==============   ==============

Net loss per share - basic and diluted  $        (0.06)  $         0.00   $        (0.06)
                                        ==============   ==============   ==============

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - EQUIPMENT AND FURNISHINGS

The components of equipment and furnishings are set forth below:

                                       Estimated
                                         Useful
                                         Lives
                                      ------------
Equipment                                  3 Years  $    386,949
Furniture and fixtures                     3 Years        15,769
Improvements                               Life of        47,765
                                           lease    ------------
                                                         450,483

Less: Accumulated depreciation                          (317,858)
                                                    ------------
Total                                               $    132,625
                                                    ============

Depreciation expense was $73,325 and $91,927 for the years ended December 31, 2005 and 2004, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                  Gross    December 31, 2005
                                 Carrying    Accumulated
                                  Amount     Amortization       Net
                                 --------  -----------------  --------
Amortizable intangible assets
      Intellectual Property      $313,500  $          31,350  $282,150
                                 ========  =================  ========


On March 13, 2005, the Company acquired $313,500 of intellectual property from Absolute Game, Ltd. ("Absolute") in exchange for $263,500 in stock and warrants and $50,000 in cash. The intellectual property consists of next generation digital casino and poker graphics. Amortization expense recorded for the year ended December 31, 2005 amounted to $31,350.

On February 15, 2006, Cantor paid the Company $500,000 in consideration for certain assets, including the above intellectual property from Absolute (Note
13).

NOTE 6 - COMMITMENTS

      Operating Leases

In February 2004, the Company entered into a non-cancelable real property lease agreement for office space in Las Vegas, Nevada, commencing May 1, 2004. The term of the lease is 65 months. Minimum lease payments are approximately $10,700 per month as of December 31, 2005, inclusive of common area maintenance charges. The Company has an option to renew the lease at the end of its initial term for an additional five-year period. Contingent rental provisions within the lease agreement require the minimum lease payments to be increased in accordance with the Consumer Price Index (the "CPI"), commencing with the thirteenth month of the lease. Rent expense for the years ended December 31, 2005 and 2004 was $185,428 and $155,846, respectively. This lease included an incentive for payment of costs for tenant improvements of $47,765. This incentive has been reflected as an addition to equipment and furnishings and amortized over the term of the lease.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 16, 2005, the Company subleased (the "Sublease") its Las Vegas office to a third party (the "Sublessee"). The Sublease is for a period of two years and includes successive one-year renewable options. Under the terms of the Sublease, the Sublessee is required to pay the full lease payment due under the terms of the original lease agreement (the "Lease"). In addition, during the term of the Sublease, the Company maintains the contractual responsibility for certain infrastructure located at the Las Vegas office. At the conclusion of the Sublease, and assuming the renewable options are not exercised, there will be 28 months remaining on the Lease. The aggregate annual rentals for this Sublease for the succeeding calendar years are (i) $128,315 in calendar 2006; and (ii) $64,157 in calendar 2007.

On June 16, 2005, we leased office and warehouse space at 6754 Spencer St., Las Vegas, Nevada 89119. This sublease had a term of one year and a monthly lease rate of $2,200. On February 1, 2006, we terminated the sublease and have no outstanding obligations thereunder. We have relocated our U.S. offices to 16821 Escalon Dr., Encino, California 91436. We do not pay rent at this location.

The Company also maintains an office in North Sydney, Australia, at a monthly rate of $13,000 Australian dollars (approx. US$10,250). This lease is subject to an oral agreement which requires 6-months advance written notice prior to vacating the premises. Notice to vacate was given on October 1, 2005.

The following table summarizes the Company's obligations with respect to real property leases:

                                  FY2006     FY2007    FY2008    FY2009   Total
Real Property Leases             $189,815   $128,315  $128,315  $64,157 $510,602

The foregoing table reflects the expiration of the North Sydney lease on March 31, 2006.

      Employment Agreements

In August 2003, the Company entered into employment agreements with Tibor N. Vertes and Gregory L. Hrncir. The employment agreements with Messrs. Vertes and Hrncir, who are directors and executive officers of the Company, were for four years, all subject to earlier termination under certain circumstances. The employment agreement for Mr. Vertes provides for an annual salary of $185,000, which may be increased by the board of directors, and an annual cash bonus of $35,000 to $100,000 if certain performance goals are met. Since September 1, 2004, Mr. Vertes has been paid a reduced annual salary of $130,000. The amounts by which payments were reduced have been accrued by the Company from October 1, 2004 based on a revised annual salary of $180,000. The revised annual salary was orally agreed to by the Company and Mr. Vertes. The employment agreement for Mr. Hrncir provides for an annual salary of $175,000, which may be increased by the board of directors, an allowance of $1,500 per month for health care and other benefits, and an annual cash bonus of $35,000 to $100,000 if certain performance goals are met. Since September 1, 2004, Mr. Hrncir has been paid a reduced annual salary of $130,000. The amounts by which payments were reduced have been accrued by the Company from October 1, 2004 based on a revised annual salary of $180,000. The revised annual salary was orally agreed to by the Company and Mr. Hrncir.

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

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005, accrued compensation related to these employees as a result of the reduced payments totaled $220,539.

In March 2005, the Company entered into a consulting agreement with Peter Bengtsson, the Chief Executive Officer of Absolute Game, Ltd. ("Absolute"). The consulting agreement is effective for a period of two years and includes Mr. Bengtsson and one additional game developer/graphic artist. Collectively, Mr. Bengtsson and the third party are being paid $12,000 per month.

The following table summarizes the Company's obligations with respect to outstanding employment agreements as of December 31, 2005:

                             2006        2007       Total
                         -----------------------------------
Employment Agreements      $360,000    $210,000    $570,000


NOTE 7 - STOCKHOLDERS' EQUITY

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

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes option activity under the 2004 Plan during the years ended December 31, 2005 and 2004:

                                                   2005                                 2004
                                    -----------------------------------  -----------------------------------
                                        Number of      Weighted-average     Number of       Weighted-average
                                         Shares         Exercise Price        Shares         Exercise Price
----------------------------------  ----------------   ----------------  ----------------   ----------------
Outstanding at beginning of year           2,508,442   $           0.77         2,262,989   $           0.75
Granted to employees                         320,000   $           0.39           531,582   $           0.85
Granted to consultants                          --                 --             112,325   $           0.87
Cancelled                                   (905,274)  $           0.66          (398,454)  $           0.75
----------------------------------  ----------------   ----------------  ----------------   ----------------
Outstanding at end of year                 1,923,168   $           0.77         2,508,442   $           0.78
==================================  ================   ================  ================   ================
Options exercisable at year-end            1,906,168   $           0.77         2,449,067   $           0.77
==================================  ================   ================  ================   ================
Weighted-average  fair  value  of
options granted during the year                        $           0.08                     $           0.21
==================================  ================   ================  ================   ================

Previously, William McMaster, our former Chief Technology Officer, resigned due to personal and family obligations. As a result of the foregoing, Mr. McMaster's options to purchase a total of 500,000 shares of common stock have been forfeited.

The following table summarizes information about stock options outstanding at December 31, 2005:

                            Options Outstanding                        Options Exercisable
---------------------- ------------------------------- ----------- -----------------------------
  Range of Exercise       Number         Weighted-      Weighted      Number          Weighted
       Prices          Outstanding       Average        -average    Exercisable       -average
                                        Remaining       Exercise                      Exercise
                                       Contractual       Price                         Price
                                       Life (years)
---------------------- ------------- ----------------- ----------- -------------  --------------
         $0.20 - $1.00     1,917,843              6.03       $0.77     1,900,843  $         0.77
         $1.01 - $1.31         5,325              8.17       $1.13         5,325  $         1.13
                        -------------                              -------------
                           1,923,168                                   1,906,168
                        =============                              =============

Warrants:

In January 2004, the Company issued warrants to purchase 100,000 shares of common stock to consultants in exchange for services. Such warrants are exercisable for two years commencing January 16, 2004, are fully vested and have an exercise price of $0.75 per share. The Company recognized charges to selling, general and administrative expenses for the year ended December 31, 2004, for the fair value of the warrants issued, calculated using a Black-Scholes option-pricing model, which amounted to $75,337.

In March 2005, the Company issued a warrant to purchase 500,000 shares of common stock in connection with the purchase of intellectual property from Absolute. The warrant is exercisable for three years commencing March 14, 2005, is fully vested and has an exercise price of $0.40 per share. The Company recognized charges to additional paid-in capital in the year ended December 31, 2005, for the fair value of the warrants issued, calculated using a Black-Scholes option-pricing model, which amounted to $136,000.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes all of the Company's warrant activity during the years ended December 31, 2005 and 2004:

                                       Number of
                                        Warrant         Weighted-Average
                                       Outstanding       Exercise Price
                                     ----------------   ----------------
Outstanding at January 1, 2004              1,476,039   $           1.50
Granted (A)                                   100,000   $           0.75
Granted (B)                                 2,811,750   $           1.50
Granted (C)                                    58,334   $           1.50
Granted (D)                                 8,000,000   $           0.60
Granted (E)                                 5,000,000   $           0.40
Warrants forfeited                           (200,000)  $           1.50
                                     ----------------   ----------------
Outstanding  at  December  31, 2004        17,246,123   $           0.76
                                                                    2004
Granted (F)                                   500,000   $           0.40
Warrants cancelled                         (3,779,373)  $           1.50
                                     ----------------   ----------------
Outstanding  at  December  31, 2005        13,966,750   $           0.55
                                     ================   ================

(A)   See description of warrants issued for services above .

(B)   See description under "Stock Activity" below.

(C)   See description under "Stock Activity" below.

(D) These warrants were issued in connection with the Investment Agreement (see Note 8).

(E) These warrants were issued in connection with the Investment Agreement (see Note 8).

(F)   See description of warrants issued for services above.

Assumptions Used in Determining Fair Value of Stock Options and Warrants:

The fair value of stock options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                    2005        2004
                                                 ----------  ----------
               Expected volatility                   66.16%      80.90%
               Risk-free interest rate                3.97%       3.63%
               Expected life (years)                1 to 10     1 to 10
               Expected dividends                        0%          0%

Stock Activity:

On May 31, 2004, the Company received proceeds of $2,143,242, net of expenses of $301,758, from the sale of 244.5 units to investors at a price of $10,000 per unit through a private placement. Each unit consisted of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $1.50 per share. The warrants expired on May 31, 2005.

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

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On May 31, 2004, the Company issued 5.83 units with a fair value of $58,334 in exchange for equipment. Each unit consisted of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $1.50 per share. The warrants expired on May 31, 2005.

During the year ended December 31, 2004, the Company issued 507,390 shares of common stock with a fair value of $485,315 to consultants for strategic advisory, investment banking and research services. The Company recognized a charge to selling, general and administrative expenses during the ended December 31, 2004 of $485,315.

On March 14, 2005, the Company issued 250,000 shares of common stock with a fair value of $127,500, determined by the closing market price on such date, in exchange for the purchase of intangible assets from Absolute (see Note 5).

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

NOTE 8 - PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock, having a $10 par value. The Company has designated 1,000,000 shares as Class A convertible and 1,000,000 shares as Class B. At the time of issuance, the Board of Directors has the right to designate the rights, preferences and privileges of each class. As of December 31, 2005, the Company did not have any shares of preferred stock outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

On September 6, 2004, the Company entered into promissory notes payable totaling $212,848 with Tibor N. Vertes, our Chief Executive Officer and Chairman, and Gregory L. Hrncir, our President and a Director, for accrued salary and consulting services rendered, respectively. Repayment of the notes commenced on October 1, 2004 and were required to continue until maturity on December 1, 2005. The notes were non-interest bearing and had a balance of $55,548 at December 31, 2005. Default occurred in September 2005 and the principal amount of the notes was increased to reflect $21,285, being accrued interest of 10% per annum from August 1, 2003 to September 6, 2004 on the notes, collectively.

On September 30, 2004, Tibor Vertes, our Chief Executive Officer and Chairman, loaned the Company $42,852. The loan was repaid in October 2004.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SENIOR SECURED NOTE PAYABLE

On September 2, 2004, the Company entered into a Senior Secured Bridge Note (the "Bridge Note") in the amount of $750,000 with GEG Holdings, LLC, a Delaware limited liability company ("GEG Holdings"), an affiliate of Cantor G&W (Nevada), L.P., a Nevada limited partnership ("Cantor"). The Bridge Note matures on August 30, 2009.

The terms of the Bridge Note provide for the funding to occur in three tranches. The first funding of $250,000 occurred on September 2, 2004. The second and third tranches, each in the amount of $250,000, were funded on October 1 and November 1, 2004. The Bridge Note was secured by a perfected first priority security interest in all of the intellectual property assets of the Company. No principal amount of this note may be repaid, in whole or in part, prior to maturity, without the express written approval of GEG Holdings at its sole discretion.

The outstanding principal amount of the Bridge Note accrued interest at the Federal Funds Effective Rate of Interest (4.00% as of December 31, 2005), in effect from time to time, plus 6% per annum and accrued semi-annually, in arrears, on December 1, 2004 and on each June 1 and December 1 thereafter. The Bridge Note did not require the Company to make cash interest payments until maturity. Interest was to be payable in cash only at maturity or, at the option of GEG Holdings, (A) by the issuance on each Interest Payment Date of an immediately exercisable five year warrant (an "Interest Warrant") to purchase shares of common stock at an exercise price per share of the lesser of (i) the average of the closing market price of the Company's common stock, for the 30 days prior to the applicable Interest Payment Date, but in any event not less than $0.40 per share, and (ii) $0.54 per share. Each Interest Warrant will reflect the number of shares of common stock equal to the interest payment then due, rounded up to the nearest share; or (B) by the issuance on any subsequent Interest Payment Date of an Interest Warrant, on the then fully accrued amount.

On December 8, 2004, the Company entered into a Loan Facility and Investment Agreement (the "Investment Agreement") with Cantor, pursuant to which, as more fully described below, Cantor agreed to provide up to an additional $1,250,000 (the "Additional Amount") in senior secured debt financing to the Company, in exchange for, among other things, the right to acquire control of the Company upon the conversion and exercise of various securities that Cantor and its affiliates received from the Company and certain stockholders upon entering into the Investment Agreement. Immediately prior to the execution and delivery of the Investment Agreement, GEG Holdings assigned to Cantor, and Cantor assumed from GEG Holdings, all of GEG Holdings' rights and obligations with respect to the Bridge Financing (the "Assignment and Assumption Agreement"). Consequently, the Investment Agreement relates to an aggregate of $2,000,000 (the "Loan Amount") of senior secured financing.

Pursuant to the Investment Agreement, Cantor loaned the Additional Amount to the Company in four installments, subject in each instance to the satisfaction of customary closing conditions: (i) $250,000 upon the execution of the Investment Agreement; (ii) $500,000 on December 31, 2004; (iii) $250,000 on March 31, 2005;
and (iv) $250,000 on June 30, 2005. The Loan Amount is evidenced by a five year senior secured promissory note (the "Note") which bears interest at the federal funds rate of interest in effect from time to time, plus 6% per annum. The Note matures on December 9, 2009. Interest accrues semi-annually, in arrears, on December 1 and June 1 of each year during the term of the Note (each, an "Interest Payment Date"). The Note does not require the Company to make cash interest payments until maturity, and the Loan Amount is secured by a perfected, first priority security interest in all of the intellectual property assets of the Company. Cantor's first priority security interest in the intellectual property is evidenced by a security agreement that was executed and delivered upon the entering into of the Bridge Financing (the "Security Agreement"), which was assigned to Cantor pursuant to the Assignment and Assumption Agreement.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the term of the Investment Agreement, which extends for as long as Cantor holds any debt or equity securities that it acquired from the Company pursuant to the Investment Agreement, Cantor has various rights with respect to the Company. Specifically, during the term of the Investment Agreement, among other things: (i) Cantor has the right to board representation in the form of two board seats or two board observers (or a combination of the two); (ii) Cantor has the right to receive, on a periodic basis and upon request, various financial and other information from the Company; (iii) Cantor has pre-emptive rights with respect to the issuance of any additional equity securities; (iv) Cantor has "demand" and "piggyback" registration rights with respect to the equity securities of the Company owned by Cantor however acquired, either pursuant to the Investment Agreement or otherwise; and (v) without the affirmative prior written consent of Cantor, the Company may not, among other things, (a) issue any additional equity securities, (b) incur any additional indebtedness, (c) effect a change in control, (d) amend or modify the Company's by-laws or articles of incorporation, (e) modify or enter into new employment agreements with any executive officer of the Company, or (f) license any of its intellectual property. In addition, Cantor has the right to cause the Company to reincorporate in the State of Delaware (the "Reincorporation").

As noted above, in connection with entering into the Investment Agreement, Cantor received the right to acquire control of the Company pursuant to various equity instruments that it received from the Company and certain stockholders simultaneously with the entering into of the Investment Agreement. Specifically, the Company issued to Cantor a five year stock purchase warrant (the "Equity Warrant"), immediately exercisable in whole or in part, for up to at least 8,000,000 shares of the Company's common stock, at an initial per share exercise price of $0.60, subject to adjustment. The Equity Warrant also has anti-dilution protection that provides that Cantor shall always be entitled to acquire a fixed percentage of the Company's issued and outstanding common stock on a fully diluted basis exclusive of the Equity Warrant and "Debt Warrant" (as defined below) issued to Cantor.

Cantor also received a stock purchase warrant relative to the Loan Amount (the "Debt Warrant"), which is immediately exercisable in whole or in part by Cantor, at its election, either for cash, or by converting all or a portion of the then outstanding principal amount of the Note into shares of common stock. The initial per share exercise price of the Debt Warrant, subject to adjustment, is equal to the lesser of (i) the average of the closing market price of the common stock for the 30 days prior to the applicable exercise date, but in no event less than $0.40 per share, and (ii) $0.54 per share. The Debt Warrant also has anti-dilution protection such that at all times it is exercisable into no less than a fixed percentage of the Company's issued and outstanding common stock on a fully diluted basis exclusive of the Equity Warrant and the Debt Warrant issued to Cantor. In the event and to the extent Cantor exercises the Debt Warrant with cash, the Loan Amount evidenced by the Note will remain a continuing liability of the Company.

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

Simultaneously upon entering into the Investment Agreement, Cantor also entered into an Option Agreement and Irrevocable Proxy (the "Option Agreement") with various parties, including the executive officers and directors of the Company (all such parties, collectively, the "Optionors"). Under the terms of the Option Agreement, Cantor has an irrevocable option (the "Option") to purchase up to 7,500,000 shares of common stock (the "Option Shares") beneficially owned by the Optionees on the following terms: (A) upon the execution of the Option Agreement until December 31, 2005, up to 7,500,000 Option Shares, at an exercise price of $0.60 per share; (B) from January 1, 2006 until December 31, 2006, the balance of the 7,500,000 Option Shares not purchased prior to this period, not to exceed 5,000,000 Option Shares, at an exercise price of $0.80 per share; and (C) from January 1, 2007 until December 31, 2007, the balance of the 7,500,000 Option Shares not purchased prior to this period, not to exceed 2,500,000 Option

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares, at an exercise price of $1.00 per share; provided, however, that Cantor shall not have the right to exercise the Option to acquire more than 54% of the common stock of the Company. The Optionors also granted Cantor a right of first refusal with respect to any proposed sale by an Optionor of their Option Shares. Upon the execution of the Option Agreement, the Optionors agreed to vote all of their shares of common stock, including but not limited to their Option Shares, in favor of any Cantor nominee to the Board of Directors. Finally, the Optionors have granted Cantor an irrevocable proxy with respect to all of their shares of common stock, including their Option Shares, which shall only be effective upon Cantor's acquisition of beneficial ownership of at least 11,700,000 shares of the Company's common stock.

Simultaneously upon the entering into of the Investment Agreement, Cantor and the Company, and the Company's wholly owned subsidiary, Gaming & Entertainment Technology Pty Ltd. ("GET"), also entered into an Amended and Restated Software Development and License Agreement (the "Software Agreement") which amends and supersedes that certain Software Development and License Agreement that the Company and GET entered into with GEG Holdings in connection with the Bridge Financing, and which was assumed by and assigned to Cantor pursuant to the Assignment and Assumption Agreement. The Software Agreement provides for royalties and development revenues to be paid by Cantor to the Company, and requires that the Company develop for and license to Cantor, on an exclusive basis throughout the world (subject only to a pre-existing license previously granted by the Company and GET to a third party), the Company's proprietary gaming software for use in connection with the Internet and/or any other technology, whether now existing or hereafter devised, using a computer or similar device. The Company was engaged in software development for Cantor pursuant to the Software Agreement as of December 31, 2005.

The Company's proprietary software which is the subject of the Software Agreement has been delivered into escrow with an unaffiliated third party pursuant to an escrow agreement. (the "Escrow Agreement") and Cantor has access to such escrowed software under various circumstances.

The Company received total proceeds of $500,000 and $1,500,000 from the Bridge
Note in 2005 and 2004, respectively, and recorded an aggregate discount of $1,110,340 for the fair value of the 13,000,000 warrants issued in connection with the Bridge Note. This discount is amortized over the period of the related debt using the straight-line method. Amortization of the discount, which is included in interest expense, amounted to $222,068 and $18,865 for the years ended December 31, 2005 and 2004, respectively.

NOTE 11 - INFORMATION ABOUT GEOGRAPHICAL AREAS

The Company operates in one reportable segment - Internet gaming software development. Information about geographical areas is set forth below for the years ended December 31, 2005 and 2004:

December 31, 2005

                                                   Revenues from
                                                      external       Long-lived
Geographical area                                    customers         assets
                                                   -------------    ------------
United States                                      $       7,296    $     88,892
United Kingdom                                            37,380           4,258
Australia                                              1,230,143          39,475
                                                   -------------    ------------
                                                   $   1,274,819    $    132,625
                                                   =============    ============

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2004

                                                   Revenues from
                                                      external       Long-lived
Geographical area                                    customers         assets
                                                   -------------    ------------
U
United States                                               --      $     88,543
United Kingdom                                              --      $      2,415
Australia                                          $     312,401    $     23,857
                                                   -------------    ------------
                                                   $     312,401    $    114,815
                                                   =============    ============

NOTE 12 - INCOME TAXES

At December 31, 2005, the Company had available for U.S. federal and state income tax purposes, net operating loss carryforwards of approximately $1,400,000 that expire through 2025 and foreign loss carryforwards of approximately $1,700,000. The Company had no other significant temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, management does not consider the realization of the deferred tax assets attributable to the potential benefits of approximately $1,700,000 from the utilization of those net operating loss carryforwards to be more likely than not and, accordingly, the Company offset the deferred tax assets by an equivalent valuation allowance as of December 31, 2005.

The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances as of December 31, 2005 and 2004. As a result of decreases and increases in the valuation allowance of approximately $500,000 and $800,000 in 2005 and 2004, respectively, the Company did not recognize any credits for income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses in those years.

NOTE 13 - SUBSEQUENT EVENTS

      On February 15, 2006, Gaming & Entertainment Group, Inc. and its wholly-owned subsidiary Gaming & Entertainment Technology Pty Limited entered into an Asset Purchase Agreement (the "Cantor Asset Purchase Agreement") with Cantor.

      Pursuant to the terms of the Cantor Asset Purchase Agreement, Cantor paid the Company $500,000 in consideration for certain assets, including (i) the source and object code relating to the software previously licensed by Cantor pursuant to the License Agreement, including all intellectual property rights thereto, and all related documentation, (ii) all graphics relating to the source code for all Internet casino developed previously by the Company, excluding certain graphics owned by third parties and (iii) various hardware consisting of computer servers, personal computers and other computer equipment.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The terms of the Cantor Asset Purchase Agreement also includes (I) the termination of the License Agreement between the Company and Cantor, (II) the termination of the Investment Agreement between the Company and Cantor, (III) an amendment to the Note issued in favor of Cantor which provides for the following: (a) for the forgiveness, on an annual basis during the period the Note remains outstanding, of outstanding principal and accrued interest under the Note in an amount equal to the royalties that would have been payable to the Company relating to the Cantor Casino and all future "white-label" Internet casino clients of Cantor had the License Agreement not been terminated; (b) an amendment to paragraph 5(b) of the Note relating to a "change of control" of the Company so that Cantor may only require immediate repayment of the Note in the event a "person" or "group" (as such terms are used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the beneficial owner, directly or indirectly, of 51% of the voting common stock of the Company
(i) through acquisition of common stock of the Company, (ii) as a result of a merger or consolidation involving the Company, or (iii) as a result of the sale of all or substantially all of the assets of the Company, and (c) allows for prepayments of the outstanding principal and accrued interest under the Note,
(IV) an amendment to the Security Agreement between the Company and Cantor which provides that Cantor's security interest in the assets of the Company shall be subordinated with respect to any collateral acquired by the Company with the proceeds of any future debt or equity issuances, (V) an amendment to the Equity Warrant to reduce the number of shares exercisable thereunder, at a price of $0.60 per share, from 8,000,000 shares to 2,000,000 shares, and (VI) the termination of the Option Agreement.

      In conjunction with the Cantor Asset Purchase Agreement, all further obligations of the Company, pursuant to the Absolute Asset Purchase Agreement have been terminated, including the cancellation of the remaining $100,000 due Absolute thereunder. In addition, the consulting agreement with Peter Bengtsson has been terminated, which includes the cancellation of $156,000 in consulting fees under such agreement.

      On February 15, 2006, Kevin J. Burman, Chief Operating Officer of the Company and a director of each of its wholly-owned subsidiaries, resigned from all of the above positions. Mr. Burman accepted employment with Cantor as its Chief Development Officer. The foregoing was mutually agreed upon by Mr. Burman, the Company and Cantor. Mr. Burman's resignation did not involve any disagreement with the Company, its officers or directors.

      On February 27, 2006, the Company paid off the note payable in favor of Mr. Vertes, relating to accrued salary through September 2004, and the note payable in favor of Mr. Hrncir, relating to consulting services provided during the period from May 1999 to August 2003. Mr. Vertes and Mr. Hrncir serve as our Chief Executive Officer and President, respectively.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS

      We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, the end of the fiscal period covered by this Annual Report on Form 10-KSB. This evaluation was made under the supervision of our principal executive officer and principal financial officer, and in conjunction with our accounting personnel.

      We reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal year covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management on a timely basis, including our principal executive officer and principal financial officer.

      Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations. During the year ended December 31, 2005, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

                                    PART II

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

      DIRECTORS AND EXECUTIVE OFFICERS

Name                Age    Position
------------------  ---    -----------------------------------------------------
Tibor N. Vertes      57    Chief Executive Officer and Chairman of the Board
Gregory L. Hrncir    39    President, Secretary and a Director
Jay Sanet            56    Director

      Set forth below is a description of the background of each of our executive officers and directors:

      Tibor N. Vertes, 57, serves as our Chief Executive Officer and Chairman of the Board of Directors. Mr. Vertes was a practicing attorney from 1972 to 1989, at which time he retired as the senior partner of the Yellands law firm, Melbourne, Australia. During his legal career, Mr. Vertes specialized in financial services having represented many financial institutions. Thereafter, Mr. Vertes worked as an international business consultant in Hong Kong, specializing in financial services and telecommunications related matters. Commencing in 1995, Mr. Vertes became an officer of Ezi Phonecard Pty Ltd., a leading pre-paid telecommunications entity and was instrumental in reorganizing its capital and business structure before its sale to RSL Com, a global telecommunications concern based in New York. Upon the sale of Ezi Phonecard, Mr. Vertes founded Gaming & Entertainment Group, Inc. Mr. Vertes is admitted to practice as a Barrister and Solicitor of the High Court of Australia, and Supreme Court of NSW and Victoria. Mr. Vertes presently serves as Chairman of Capital First Group (mortgage banking and financial services). Mr. Vertes received a Bachelor of Laws from Sydney University Law School.

      Gregory L. Hrncir, 39, has served as our President, Secretary and a Director since 2003, and has been involved with us in a consultancy capacity since 1996. From 2000 to 2003, Mr. Hrncir served as an officer of eRoomSystem Technologies, Inc., a provider of proprietary software and hardware products to the hospitality industry. In 1999, Mr. Hrncir served as an officer of PayStation America, Inc., an e-commerce company that provided a proprietary automated bill payment solution in the United States prior to its sale. In 1994, Mr. Hrncir commenced his professional career in private legal practice in Los Angeles, California, specializing in corporate and securities matters representing issuers and investment banks in a variety of transactions. Mr. Hrncir serves on the Board of Directors of Pacific Payment Systems, Inc., a privately held company that is the successor to PayStation. Mr. Hrncir received a Bachelor of Science from Arizona State University and a Juris Doctor from Whittier Law School. Mr. Hrncir is a member of the Arizona and California State Bars and a member of numerous philanthropic and industry associations.

      Jay Sanet, 55, has served as a Director since 2004 and as a Director of NorStar Group, Inc. during the period 1998 through 2003. From 2002 to January 2004, Mr. Sanet served as Chief Executive Officer, President and Chairman of the Board of Directors of NorStar. Mr. Sanet worked in the securities industry for more than 25 years in various executive positions. Mr. Sanet received a bachelor's degree in finance from the New York Institute of Finance.

KEY EMPLOYEES

      Simon Daniel, 32, serves as our Chief Technology Officer. Mr. Daniel oversees all software and hardware development for the Company. Previously, Mr. Daniel worked as a java developer with Sony Europe and Compaq. Mr. Daniel received a Bachelor of Science in Mathematics from the University of Auckland.

COMMITTEES OF THE BOARD OF DIRECTORS

      Our board has no authorized standing committees, but we anticipate forming an audit committee, compensation committee and nominating committee this year. In the interim, audit and compensation matters are reviewed by all of our board members.

BOARD OF DIRECTORS MEETINGS

      We had four board meetings during the fiscal year ended December 31, 2005. All of the directors attended each of such meetings. The remaining matters were approved by the board of directors via unanimous written consent.

DIRECTOR COMPENSATION

      Our non-employee directors receive an attendance fee of $500 per board meeting attended. In addition, non-employee directors receive an annual stock option grant to purchase 25,000 shares of our common stock. Employee directors do not receive additional compensation for serving as a board member.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires our reporting directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company with the Securities and Exchange Commission, or the Commission. Officers, directors and stockholders holding more than 10% of the class of stock are required to furnish us with copies of all Section 16(a) forms they file with the Commission.

      To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all reports required under
Section 16(a) were filed as required with the Commission.

CODE OF ETHICS

      We are still in the process of evaluating the code of ethics requirements of Item 406 of Regulation S-B of the Exchange Act, our existing policies and procedures, applicable regulatory requirements and the various elements that such code should contain given the diverse nature of our company. We anticipate adopting a code of ethics that meets the requirements of Item 406 of Regulation S-B on or before the date of our 2006 Annual Meeting of Stockholders. Once adopted, we will file a copy of our code of ethics with the Commission. In addition, we intend to disclose any amendment to such code or any waivers granted to our executive officers or directors under such code of ethics through the filing of a current report on Form 8-K with the Commission within five business days following the date of any such amendment or waiver, if applicable.

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officer, our president and secretary, our chief operating officer and our sole non-employee director during the fiscal years ended 2005, 2004 and 2003.

                                                    Long-Term
                                                   Compensation
                                                     (Stock/      All Other
                          Annual Compensation        Options)    Compensation
Name and            -----------------------------  --------------------------
Principal Position    Year    Salary($)  Bonus($)
                    --------  ---------  --------  ------------  ------------
Tibor N. Vertes,        2005     86,667         0             0        42,400
  Chief Executive       2004    179,167         0             0             0
  Officer and           2003     97,874         0       955,214             0
  Chairman(1)

Gregory L. Hrncir,      2005     92,083         0             0        72,000
  President and         2004    172,500         0             0       104,125
  Secretary(2)          2003     15,000         0       800,000        62,500

Kevin J Burman,         2005    130,000         0             0             0
  Chief Operating       2004    121,565         0       200,000             0
  Officer(3)            2003    108,485         0             0             0

Jay Sanet,              2005          0         0             0             0
   Director(4)          2004          0         0        25,000         2,000
                        2003          0         0       120,912             0

      -----------------------

      1 Mr. Vertes serves as our Chief Executive Officer and Chairman. On December 31, 2002, Mr. Vertes converted his accrued salary, in the amount of $339,000 (relating to the period from our inception through such date), and short-term loans, in the amount of $19,281, into 583,746 shares of common stock and a warrant to purchase 477,707 shares of our common stock and is represented in 2003 under long-term compensation. The conversion was made on terms identical to the securities sold by us in the 2003 Offering. In August 2003, the Company entered into an employment agreement with Mr. Vertes for four years and subject to earlier termination under certain circumstances. The employment agreement for Mr. Vertes provides for an annual salary of $185,000 and an annual cash bonus if certain performance goals are met. Since September 2004, Mr. Vertes has been paid at the rate of $130,000 per annum. The amounts by which payments were reduced have been accrued by the Company from October 1, 2004 based upon a revised annual salary of $180,000, which amount has been orally agreed to by the Company and Mr. Vertes. Mr. Vertes deferred all salary payments during the period September 1 through December 31, 2005. The accrued salary for this period, in the amount of $43,333, was paid to Mr. Vertes in February 2006. Other compensation for Mr. Vertes for fiscal year 2005 relates to accrued salary outstanding from the period January 1, 2003 to September 1, 2004.

      2 Mr. Hrncir serves as our President and Secretary. In 2003, we issued Mr. Hrncir an option to purchase 800,000 shares of common stock at $0.75 per share. In August 2003, the Company entered into an employment agreement with Mr. Hrncir for four years and subject to earlier termination under certain circumstances. The employment agreement for Mr. Hrncir provides for an annual salary of $175,000, and an annual cash bonus if certain performance goals are met. Since September 2004, Mr. Hrncir has been paid at the rate of $130,000 per annum. The amounts by which payments were reduced have been accrued by the Company from October 1, 2004 based upon a revised annual salary of $180,000, which amount has been orally agreed to by the Company and Mr. Hrncir. Mr. Hrncir deferred all salary payments during the period September 16 through December 31, 2005. The accrued salary for this period, in the amount of $37,917, was paid to Mr. Hrncir in February 2006. Other compensation for Mr. Hrncir for fiscal years 2003, 2004 and 2005 relates to payments for unpaid consulting services rendered during the period 1999 through July 2003.

      3 Mr. Burman served as our Chief Operating Officer until his resignation on February 15, 2006 and concurrent hiring by Cantor as Chief Development Officer. In September 2004, the Company entered into an employment agreement with Mr. Burman for one year and subject to earlier termination under certain circumstances. The employment agreement for Mr. Burman provides for an annual salary of 72,000 pounds sterling (approx. $135,000), an annual cash bonus if certain performance goals are met, and a commission in the form of a percentage of sales and revenue sharing placements originated by Mr. Burman in the United Kingdom. On October 1, 2004, Mr. Burman's annual salary was revised to $180,000 per annum in consideration for the elimination of the sales commissions contemplated in Mr. Burman's employment agreement. The revised annual salary, and elimination of the sales commission provision, was orally agreed to by the Company and Mr. Burman. During the period October 1, 2004 through February 15, 2006, Mr. Burman has been paid at the reduced annual salary of $130,000. The amounts by which payments were reduced have been accrued by the Company.

      4 Mr. Sanet serves as a Director and previously served as Chief Executive Officer, President and Chairman of NorStar Group, Inc. In lieu of salary and bonus, Mr. Sanet was issued 120,712 shares of common stock in 2003. In 2004, we issued Mr. Sanet an option to purchase 25,000 and paid him $2,000 for consulting services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The table below sets forth the beneficial ownership of our common stock as of March 20, 2006 by:

      o     All of our directors and executive officers, individually;

      o     All of our directors and executive officers, as a group; and

      o All persons who beneficially own more than five percent of our outstanding common stock.

      The beneficial ownership of each person (other than Cantor G&W (Nevada), L.P. as described in footnote six below) was calculated based on 19,830,602 shares of our common stock outstanding as of March 20, 2006, according to the record ownership listings as of that date and the verifications we solicited and received from each director, executive officer and five percent holder.

      The Commission has defined "beneficial ownership" to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if the person owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 20, 2006 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Gaming & Entertainment Group, Inc., 16821 Escalon Dr., Encino, California 91436.

NAME OF DIRECTOR OR EXECUTIVE OFFICER         NUMBER OF SHARES    PERCENTAGE
--------------------------------------------  ----------------  ---------------
Tibor N. Vertes(1)                                   6,658,183             24.1%
Gregory L. Hrncir(2)                                 2,388,567              8.6%
Jay Sanet(3)                                            27,012              0.1%
Directors and executive officers as a                9,073,762             32.8%
   group (4 persons)(4)

NAME OF FIVE PERCENT HOLDERS                  NUMBER OF SHARES     PERCENTAGE
--------------------------------------------  ----------------  ---------------
Cantor G&W (Nevada), L.P.(5)                         7,948,966             28.7%

----------------------------
      1 The shares of common stock beneficially owned by Tibor N. Vertes, our Chief Executive Officer and Chairman, include 6,658,183 shares held by the Vertes Family Trust.

      2 The shares of common stock beneficially owned by Gregory L. Hrncir, our President, Secretary and a Director, include 1,588,567 shares held by the Hrncir Family Trust and options to purchase 800,000 shares of common stock, exercisable at $0.75 per share, held by the Hrncir Family Trust.

      3 The shares beneficially owned by Jay Sanet, a director, include 2,012 shares of common stock issued to Mr. Sanet directly, and options to purchase 25,000 shares of common stock, exercisable at $0.75 per share, held by Mr. Sanet.

      4 Represents the collective beneficial ownership of our common stock by Tibor N. Vertes, Gregory L. Hrncir and Jay Sanet.

      5 The shares of common stock beneficially owned by Cantor include 948,966 shares purchased in a non-open market transaction in 2004, a warrant to purchase 2,000,000 shares of common stock, exercisable at $0.60 per share through December 9, 2009, and a warrant to purchase up to $2,000,000 of common stock of the Company, exercisable at not less than $0.40 per share and not more than $0.54 per share through December 9, 2009. The percentage ownership of Cantor set forth above assumes (i) the full exercise of the warrant to purchase 2,000,000 shares, and (ii) that the warrant to purchase $2,000,000 of our common stock is exercised at $0.40 per share, resulting in the issuance of 5,000,000 shares. The registered business address for Cantor is 110 East 59th Street, New York, NY 10022.

EQUITY COMPENSATION PLAN INFORMATION

      2004 STOCK OPTION AND INCENTIVE PLAN

      The 2004 Stock Option and Incentive Plan, or the Plan, was adopted by our board on April 1, 2004 and approved by our stockholders on June 14, 2004. The Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options. Under the Plan, we can grant awards for the purchase of up to 3,500,000 shares of common stock in the aggregate, including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of March 20, 2006, we have options outstanding to purchase 1,906,168 shares of our common stock under the Plan.

      Our board of directors currently determines the persons to whom awards will be granted, the nature of the awards, the number of shares to be covered by each grant, the terms of the grant and with respect to options, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option. We anticipate forming a compensation committee, comprised of a majority of non-employee directors, to oversee administration of the Plan.

      OPTION GRANTS IN 2004

      On October 21, 2005, we issued one of our employees an option to purchase 20,000 shares of common stock at $0.20 per share. The option is exercisable for a period of ten years and vests at the rate of 1,000 shares per month. This employee resigned effective February 15, 2006, at which time 3,000 of the shares of common stock underlying the option had vested. We did not grant stock options to our executive officers in fiscal year 2005.

EMPLOYMENT AGREEMENTS

      In August 2003, the Company entered into employment agreements with Tibor
N. Vertes, and Gregory L. Hrncir, our Chief Executive Officer and President, respectively. The employment agreements with Messrs. Vertes and Hrncir are for four years and subject to earlier termination under certain circumstances.

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

      In September 2004, the Company entered into an employment agreement with Kevin J. Burman, who is an officer of the Company, for one year, subject to earlier termination under certain circumstances. The employment agreement for Mr. Burman provides for an annual salary of 72,000 pounds sterling (approximately $135,000), which may be increased by the board of directors, an annual cash bonus of $35,000 to $100,000 if certain performance goals are met, and a percentage of sales in the form of a commission. On October 1, 2004, Mr. Burman's annual salary was revised to $180,000 in consideration for the elimination of the sales commissions contemplated in Mr. Burman's employment agreement. The revised annual salary, and elimination of the sales commission provision, was orally agreed to by the Company and Mr. Burman. Since October 1, 2004, Mr. Burman has been paid at the reduced annual salary of $130,000. The amounts by which payments were reduced have been accrued by the Company. Mr. Burman resigned as our Chief Operating Officer on February 15, 2006.

      The employment agreements with Messrs. Vertes and Hrncir contain provisions relating to confidentiality, non-competition and non-solicitation of employees during employment and for a period following termination. In addition, the employment agreements provide for the assignment of all rights to personal inventions during employment and for a period following termination. We have the right to terminate the employment of Messrs. Vertes and Hrncir with cause or in the event of permanent disability. We also have the right to terminate the employment of Messrs. Vertes and Hrncir without cause. "Cause" is defined as substantial failure to perform duties, willful misconduct injurious to the company, conviction of a felony or breach of certain confidentiality, non-competition or non-solicitation provisions. "Permanent Disability" is defined as failure to perform his duties for 90 days due to physical or mental illness. If the employment of Messrs. Vertes or Hrncir is terminated for any reason other than death, permanent disability or cause, we must continue to pay the greater of the base salary for the previous calendar year or the remaining base salary payable over the remaining term of the employment agreement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The following table sets forth information regarding grants of stock options during the fiscal year ended December 31, 2005 made to our executive officers.

Individual Grants
                                       Percent of
                          Number of       Total
                          Securities   Options/Sirs
                          Underlying    Granted to    Exercise or
                         Options/Sirs  Employees in    Base Price    Expiration
Name                       Granted      Fiscal Year    ($/Share)        Date
                         ------------  ------------   ------------  ------------
Tibor N. Vertes                     0           0.0%           N/A           N/A
Gregory L. Hrncir                   0           0.0%           N/A           N/A
Kevin J. Burman                     0           0.0%           N/A           N/A
Jay Sanet                           0           0.0%           N/A           N/A
                         ------------  ------------   ------------
Total                               0           0.0%           N/A

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

      The following table sets forth information regarding the exercise of stock options by Messrs. Vertes, Hrncir, Burman and Sanet as relates to the fiscal year-end value of unexercised stock options held by our named executive officers and directors. We have not issued any stock appreciation rights.

                                             Number of Securities
                          Shares                 Underlying                Value of Unexercised
                        Acquired                 Unexercised                     in-the-Money
                       on        Value          Options/SARs at            Options/SARs at Fiscal
                    Exercise    Realized        Fiscal Year-End                   Year-End
 Name                 (#)         ($)       Exercisable/Unexercisable     Exercisable/Unexercisable
                   ----------  ----------  -------------  -------------  -------------  -------------
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Involving Tibor N. Vertes

      From our inception through June 30, 2002, Mr. Vertes, our Chairman and Chief Executive Officer, was not paid a salary. On December 31, 2002, Mr. Vertes converted his accrued salary, in the amount of $339,000, and short-term loans to us, in the amount of $19,281, into 477,707 shares of our common stock and a warrant to purchase 477,707 shares of common stock. The foregoing conversions were made on terms identical to the securities sold by us in a private placement by us in 2003. As part of our reorganization with NorStar, the 477,707 shares were forward split on a 1.22197:1 basis, the result of which is 583,746 shares of our common stock.

      On October 28, 2003, Robit Nominees Pty Ltd., an entity controlled by Mr. Vertes, loaned $50,000 to us, as evidenced by a convertible promissory note. The terms of the convertible promissory note provided for a $5,000 cash interest payment upon maturity. In addition, Robit Nominees was issued a warrant to purchase 50,000 shares of our common stock, exercisable for a period of one year at an exercise price of $1.50 per share. The promissory note matured in February 2004 and has been paid in full. The warrant terminated on October 28, 2004 and was not exercised.

      On November 6, 2003, Daniel Vertes, our controller and the son of Tibor N. Vertes, loaned us the sum of $25,000 Australian dollars ($17,729 as of such date). The loan was evidenced by a promissory note bearing simple interest at the rate of eight percent per annum. The promissory note matured on January 6, 2004 and has been paid in full.

      On December 12, 2003, Mr. Vertes loaned $10,000 to us. The loan is evidenced by a promissory note bearing simple interest at the rate of eight percent per annum. The promissory note matured on January 31, 2004 and has been paid in full.

      On September 30, 2004, Tibor Vertes, our Chief Executive Officer and Chairman, loaned the Company $42,852. The loan was repaid in October 2004 without interest.

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

      On December 1, 2003, Gregory L. Hrncir loaned $10,000 to us. The loan was evidenced by a promissory note bearing simple interest at the rate of eight percent per annum. The promissory note matured on January 31, 2004 and has been repaid in full.

      Transactions Involving Cantor G&W (Nevada), L.P.

      In August 2004, GEG Holdings, LLC, or GEG, an affiliate of Cantor, loaned us $750,000 pursuant to a senior secured bridge financing facility, or the Bridge Financing. On December 8, 2004, we entered into a loan facility and investment agreement, or the Investment Agreement, with Cantor pursuant to which Cantor agreed to provide up to an additional $1,250,000, or the Additional Amount, in senior secured debt financing to us, in exchange for, among other things, the right to acquire control of us upon the conversion and exercise of various securities issued to Cantor and by certain of our stockholders. Immediately prior to the execution and delivery of the Investment Agreement, GEG assigned to Cantor, and Cantor assumed from GEG, all of GEG's rights and obligations with respect to the Bridge Financing pursuant to an assignment and assumption agreement executed by Cantor and GEG, or the Assignment and Assumption Agreement. Consequently, the Investment Agreement relates to an aggregate of $2,000,000 of senior secured financing, or the Loan Amount.

      Pursuant to the Investment Agreement, Cantor made the following loans to us: (i) $250,000 upon the execution of the Investment Agreement; (ii) $500,000 on December 31, 2004; (iii) $250,000 on March 31, 2005; and (iv) $250,000 on
June 30, 2005. The Loan Amount is evidenced by a five (5) year senior secured promissory note, or the Note, which matures in December 2009 and bears interest at the federal funds rate of interest in effect from time to time, plus six percent (6%) per annum. Interest accrues semi-annually, in arrears, on December 1 and June 1 of each year during the term of the Note. The Note does not require us to make cash interest payments until maturity. The Note is secured by a perfected, first priority security interest in all of our intellectual property assets. Cantor's first priority security interest in the intellectual property is evidenced by a security agreement, or the Security Agreement, that was executed and delivered upon the execution of the Bridge Financing and was assigned to Cantor pursuant to the Assignment and Assumption Agreement.

      In connection with the Investment Agreement, Cantor received the right to acquire control of the Company pursuant to various equity instruments that we issued to Cantor, as well as the option and irrevocable proxy agreement issued to Cantor by certain of our stockholders. Specifically, we issued Cantor a five
(5) year stock purchase warrant, or the Equity Warrant, immediately exercisable in whole or in part for up to at least eight million (8,000,000) shares of our common stock, at an exercise price of $0.60 per share.

      Cantor also received a stock purchase warrant relative to the Loan Amount, or the Debt Warrant, which is immediately exercisable in whole or in part by Cantor, at its election, either for cash, or by converting all or a portion of the then outstanding principal amount of the Note into shares of common stock. The initial per share exercise price of the Debt Warrant, subject to adjustment, is equal to the lesser of (i) the average of the closing market price of our common stock for the thirty (30) days prior to the applicable exercise date, but in no event less than $0.40 per share, and (ii) $0.54 per share. The Debt Warrant has also has anti-dilution protection such that at all times it is exercisable into no less than a fixed percentage of our issued and outstanding common stock on a fully diluted basis exclusive of the Equity Warrant and the Debt Warrant issued to Cantor. In the event and to the extent Cantor exercises the Debt Warrant with cash, rather than converting the then outstanding principal amount of the Note, the Loan Amount evidenced by the Note will remain a continuing liability of the Company.

      Interest on the Note is payable in cash only at maturity. Cantor has the right to convert the accrued interest on the Note into shares of common stock pursuant to one or more interest warrants, or the Interest Warrant, at a price per share equal to the lesser of (a) the average of the closing market price of our common stock for the thirty (30) days prior to the applicable interest payment date, but in any event not less than $0.40 per share, and (b) $0.54 per share, rounded up to the nearest share.

      Cantor also entered into an option agreement and irrevocable proxy, or the Option Agreement, with various parties, including certain of the executive officers and directors of the Company, or the Optionors. Under the terms of the Option Agreement, Cantor has an irrevocable option, or the Option, to purchase up to 7,500,000 shares of common stock, or the Option Shares, beneficially owned by the Optionors on the following terms: (A) upon the execution of the Option Agreement until December 31, 2005, up to 7,500,000 Option Shares, at an exercise price of $0.60 per share; (B) from January 1, 2006 until December 31, 2006, the balance of the 7,500,000 Option Shares not purchased prior to this period, not to exceed 5,000,000 Option Shares, at an exercise price of $0.80 per share; and
(C) from January 1, 2007 until December 31, 2007, the balance of the 7,500,000 Option Shares not purchased prior to this period, not to exceed 2,500,000 Option Shares, at an exercise price of $1.00 per share; provided, however, that Cantor shall not be able to exercise the Option to acquire more than 54% of the Common Stock. The Optionors also granted Cantor a right of first refusal with respect to any proposed sale by an Optionor of their Option Shares. Upon the execution of the Option Agreement, the Optionors agreed to vote all of their shares of Common Stock, including but not limited to their Option Shares, in favor of any Cantor nominee to the Board of Directors. Finally, the Optionors have granted Cantor an irrevocable proxy with respect to all of their shares of Common Stock, including their Option Shares, which shall only be effective upon Cantor's acquisition of beneficial ownership of at least 11,700,000 shares of the Company's common stock.

      Simultaneously upon the entering into the Investment Agreement, Cantor, the Company, and the Company's wholly owned subsidiary, Gaming & Entertainment Technology Pty Ltd., or GET, also entered into an Amended and Restated Software Development and License Agreement, or the Software Agreement. The Software Agreement provides for royalties and development revenues to be paid by Cantor to the Company, and requires that the Company develop for and license to Cantor, on an exclusive basis throughout the world (subject only to a pre-existing license previously granted by the Company and GET to a third party), the Company's proprietary gaming software for use in connection with the Internet and/or any other technology, whether now existing or hereafter devised using a computer or similar device. The Company was engaged in software development for Cantor throughout fiscal year 2005.

      On February 15, 2006, the Company, GET and Cantor entered into an asset purchase agreement, or the Cantor Asset Purchase Agreement. Pursuant to the terms of the Cantor Asset Purchase Agreement, Cantor paid the Company $500,000 in consideration for certain assets, including (i) the source and object code relating to the software previously licensed by Cantor pursuant to the License Agreement, including all intellectual property rights thereto, and all related documentation, (ii) all graphics relating to the source code for all Internet casino developed previously by the Company, excluding certain graphics owned by third parties and (iii) various hardware consisting of computer servers, personal computers and other computer equipment.

      The terms of the Cantor Asset Purchase Agreement also include (I) the termination of the License Agreement between the Company and Cantor, (II) the termination of the Investment Agreement between the Company and Cantor, (III) an amendment to the Note issued in favor of Cantor which provides for the following: (a) for the forgiveness, on an annual basis during the period the Note remains outstanding, of outstanding principal and accrued interest under the Note in an amount equal to the royalties that would have been payable to the Company relating to the Cantor Casino and all future "white-label" Internet casino clients of Cantor had the License Agreement not been terminated; (b) an amendment to paragraph 5(b) of the Note relating to a "change of control" of the Company so that Cantor may only require immediate repayment of the Note in the event a "person" or "group" (as such terms are used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the beneficial owner, directly or indirectly, of 51% of the voting common stock of the Company
(i) through acquisition of common stock of the Company, (ii) as a result of a merger or consolidation involving the Company, or (iii) as a result of the sale of all or substantially all of the assets of the Company, and (c) allows for prepayments of the outstanding principal and accrued interest under the Note,
(IV) an amendment to the Security Agreement between the Company and Cantor which provides that Cantor's security interest in the assets of the Company shall be subordinated with respect to any collateral acquired by the Company with the proceeds of any future debt or equity issuances, (V) an amendment to the Equity Warrant to reduce the number of shares exercisable thereunder, at a price of $0.60 per share, from 8,000,000 shares to 2,000,000 shares, and (VI) the termination of the Option Agreement.

      In conjunction with the Cantor Asset Purchase Agreement, all further obligations of the Company, pursuant to the Absolute Asset Purchase Agreement have been terminated, including the cancellation of the remaining $100,000 due Absolute Game, Ltd. thereunder. In addition, the consulting agreement with Peter Bengtsson has been terminated, which includes the cancellation of $156,000 in consulting fees under such agreement.

      On February 15, 2006, Kevin J. Burman, Chief Operating Officer of the Company and a director of each of its wholly-owned subsidiaries, resigned from all of the above positions. Mr. Burman accepted employment with Cantor as its Chief Development Officer. The foregoing was mutually agreed upon by Mr. Burman, the Company and Cantor. Mr. Burman's resignation did not involve any disagreement with the Company, its officers or directors.

Indemnification of Directors and Officers

      We have provided for indemnification to the fullest extent permitted under Utah law in our articles of incorporation and bylaws. We do not currently maintain a directors' and officers' liability insurance policy, but may do so in the future.

ITEM 13. EXHIBITS

      (a) Please see exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required by this item is as follows:

      J.H. Cohn LLP, or J.H. Cohn, has served as our independent registered public accounting firm for the fiscal years ended December 31, 2005 and 2004, and was selected by our board for the fiscal year ended December 31, 2005, and a majority of our stockholders as our independent registered public accounting firm for the fiscal year ended December 31, 2004.

      Our board is responsible for pre-approving all audit and permissible non-audit services provided by J.H. Cohn, with certain limited exceptions. Our board of directors has concluded that the non-audit services provided by J.H. Cohn are compatible with maintaining auditor independence. In 2005, no fees were paid to J.H. Cohn pursuant to the "de minimus" exception to the pre-approval policy permitted under the Exchange Act.

      For the fiscal years ended December 31, 2005 and 2004, the fees for services provided by J.H. Cohn were as follows:

                                        2005          2004
                                    -----------   -----------
            Audit fees(1)              $101,759       $81,507
            Audit-related fees (2)                          0
            Tax fees (3)                                1,635
            All other fees                                  0
                                    -----------   -----------
                                       $101,759       $83,142
                                    ===========   ===========

(1) Audit fees: Fees for the professional services rendered for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB filings, and services normally provided in connection with statutory and regulatory filings or engagements, including registration statements.

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



                                         GAMING & ENTERTAINMENT GROUP, INC.
                                         (Registrant)

                                         By:   /s/ Gregory L. Hrncir
                                               ---------------------------------
                                               Gregory L. Hrncir, President

                                         Date: April 17, 2006

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




      SIGNATURE                          TITLE                         DATE
-----------------------   -------------------------------------  ---------------


                          Chairman and Chief Executive
/s/ Tibor N. Vertes       Officer                                April 17, 2006
-----------------------
Tibor N. Vertes           (Principal Executive Officer)


/s/ Gregory L. Hrncir     President, Secretary and Director      April 17, 2006
-----------------------
Gregory L. Hrncir         (Principal Financial and Accounting
                           Officer)


/s/ Jay Sanet             Director                               April 17, 2006
-----------------------
Jay Sanet

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                 EXHIBIT DESCRIPTION                                     PAGE
2.1              Agreement and Plan of Reorganization dated as of September 18, 2003, by and             (1)
                 among NorStar Group, Inc., a Utah corporation, Gaming & Entertainment Group,
                 Inc., a Nevada corporation, and certain of the holders of shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation.
3.1              Amended and Restated Articles of Incorporation                                          (2)
3.2              Amended and Restated Bylaws                                                             (2)
4.1              Stock Certificate Specimen                                                              (2)
10.1             Employment Agreement of Tibor N. Vertes dated August 31, 2003                           (2)
10.2             Employment Agreement of Gregory L. Hrncir dated August 31, 2003                         (2)
10.3             Employment Agreement of Will McMaster dated August 31, 2003                             (2)
10.4             Lease Agreement by and among Gaming & Entertainment Group, Inc. and Airport             (2)
                 Plaza Associates, LLC dated February 24, 2004; First Amendment to Lease Agreement dated March 10, 2004

10.5             Employment Agreement of Kevin J. Burman dated September 1, 2004                         (2)

10.6             Loan Facility and Investment Agreement by and between Gaming & Entertainment            (3)
                 Group, Inc. and Cantor G&W (Nevada), L.P. dated December 8, 2004

10.7             Senior Secured Note by and between Gaming & Entertainment Group, Inc. and               (3)
                 Cantor G&W (Nevada), L.P. dated December 8, 2004

10.8             Equity Warrant issued in favor of Cantor G&W (Nevada), L.P. dated December 8,           (3)
                 2004

10.9             Debt Warrant issued in favor of Cantor G&W (Nevada), L.P. dated December 8, 2004        (3)

10.10            Form of Interest Warrant to be issued in favor of Cantor G&W (Nevada), L.P.             (3)

10.11            Option Agreement and Irrevocable Proxy by and between Cantor G&W (Nevada),              (3)
                 L.P., on the one hand, and Tibor N. Vertes, the Vertes Family Trust, Gregory L.
                 Hrncir, the Hrncir Family Trust, Kevin J. Burman, Sheldon Harkness, Zen
                 Investments Pty Ltd, Andrew Sorensen, and Gaming & Entertainment Group, Ltd.,
                 on the other hand, dated December 8, 2004

10.12            Amended and Restated Software Development and License Agreement by and between          (3)
                 Cantor G&W (Nevada), L.P., on the one hand, and Gaming & Entertainment Group,
                 Inc. and Gaming & Entertainment Technology Pty Ltd, on the other hand, dated
                 December 8, 2004

10.13            Amended and Restated Source Code Escrow Agreement by and between Gaming &               (3)
                 Entertainment Group, Inc., Gaming and Entertainment Technology, Pty Ltd, Cantor
                 G&W (Nevada), L.P., GEG Holdings, LLC, a Delaware limited liability company having an address at 135 East 57th Street, New York, New York 10022
                 ("Licensee"), Zukerman Gore & Brandeis, LLP, located at 875 Third Avenue, New
                 York, New York 10022 ("ZGB") and BMM International Pty Limited of Level 3,
                 37-41 Prospect Street, Box Hill, Victoria 3128, Australia ("BMM"), dated
                 December 8, 2004


10.14            Asset Purchase Agreement by and between Gaming & Entertainment Group, Inc. and          (4)
                 Absolute Game, Ltd. dated March 14, 2005

10.15            Consulting Agreement by and between Gaming & Entertainment Group, Inc. and              (4)
                 Peter Bengtsson dated March 14, 2005

10.16            Common Stock Purchase Warrant issued in favor of Peter Bengtsson dated March            (4)
                 14, 2005

10.17            Asset Purchase Agreement by and between Gaming and Entertainment Group, Inc.,           (5)
                 Gaming & Entertainment Technology Pty Limited and Cantor G&W (Nevada),
                 L.P. dated February 15, 2006
                 Amendment No. 1 to Senior Secured Note issued in favor of Cantor G&W (Nevada),
10.18            L.P. dated February 15, 2006                                                            (5)

10.19            Amendment No. 1 to Security Agreement by and between Gaming and Entertainment           (5)
                 Group, Inc., Gaming & Entertainment Technology Pty Limited and Cantor G&W
                 (Nevada), L.P. dated February 15, 2006

10.20            Amended and Restated Equity Warrant issued in favor of Cantor G&W (Nevada),             (5)
                 L.P. dated February 15, 2006

10.21            Bill of Sale by and between Gaming and Entertainment Group, Inc., Gaming &              (5)
                 Entertainment Technology Pty Limited and Cantor G&W (Nevada), L.P. dated
                 February 15, 2006

21.1             List of Subsidiaries                                                                     74

31.1             Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18             75
                 U.S.C. Section 1350

31.2             Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18             76
                 U.S.C. Section 1350

32.1             Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18             77
                 U.S.C. Section 1350

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

(4) Previously filed as an exhibit to the registrant's Current Report on Form 8-K, as filed with the Commission on March 18, 2005.

(5) Previously filed as an exhibit to the registrant's Current Report on Form 8-K/A, as filed with the Commission on February 22, 2006.