Form 10QSB
period 2006-03-31
GAMING & ENTERTAINMENT GROUP INC
filed 2006-05-19
CIK 1100356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2006
                                      --------------

                                       OR

|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from: _________________ to _________________

      Commission file number: 000-28399
                              ---------

                       Gaming & Entertainment Group, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

               Utah                                              59-1643698
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                       16821 Escalon Dr., Encino, CA 91436
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 400-5930
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     19,830,602 shares of common stock, $0.01 par value, as of May 17, 2006
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|


                                    -- 1 --

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I - FINANCIAL INFORMATION .............................................................    3
         ITEM 1.  FINANCIAL STATEMENTS .....................................................    3
                  Condensed Consolidated Balance Sheets
                           March 31, 2006 and December 31, 2005 (Unaudited) ................    3
                  Condensed Consolidated Statements of Operations
                           For the Three Months ended March 31, 2006 and 2005 (Unaudited) ..    4
                  Condensed Consolidated Statement of Stockholders' Deficiency
                           For the Three Months ended March 31, 2006 (Unaudited) ...........    5
                  Condensed Consolidated Statements of Cash Flows
                           For the Three Months ended March 31, 2006 and 2005 (Unaudited) ..    6
                  Notes to Condensed Consolidated Financial Statements (Unaudited) .........    7
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ................   15
                  Results of Operations ....................................................   17
                  Liquidity and Capital Resources ..........................................   19
                  Risk Factors .............................................................   20
         ITEM 3.  CONTROLS AND PROCEDURES ..................................................   21

PART II - OTHER INFORMATION ................................................................   22
         ITEM 1.  LEGAL PROCEEDINGS ........................................................   22
         ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ..............   22
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..........................................   22
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................   22
         ITEM 5.  OTHER INFORMATION ........................................................   22
         ITEM 6.  EXHIBITS .................................................................   22

SIGNATURE ..................................................................................   23


                                    -- 2 --

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS MARCH 31, 2006 AND
                                DECEMBER 31, 2005
                                   (UNAUDITED)

ASSETS
                                                                                     March 31,     December 31,
                                                                                       2006            2005
                                                                                    -----------    ------------
Current Assets
      Cash                                                                          $   398,230    $   122,318
      Accounts Receivable                                                                    --         90,142
                                                                                    -----------    -----------
                     Total current assets                                               398,230        212,460

Equipment and Furnishings, net of accumulated depreciation of $69,406
    and $317,858                                                                         91,701        132,625
Intangible Assets, net of accumulated amortization of $0 and $31,350                         --        282,150
Other Assets                                                                             10,985         10,272
                                                                                    -----------    -----------

                     Total assets                                                       500,916        637,507
                                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
      Accounts payable                                                              $    45,344    $   163,998
      Accrued expenses                                                                  269,636        229,598
      Accrued compensation - officers                                                   283,456        220,539
      Notes payable - officers                                                               --         55,548
                                                                                    -----------    -----------
                     Total current liabilities                                          598,436        669,683

Long-Term Liabilities
      Senior secured note payable, net of unamortized debt discount of
         $813,890 and $869,407                                                        1,186,110      1,130,593
      Deferred rent                                                                      30,847         33,052
                                                                                    -----------    -----------
                     Total long-term liabilities                                      1,216,957      1,163,645
                                                                                    -----------    -----------
                     Total liabilities                                                1,815,393      1,833,328
                                                                                    -----------    -----------

Commitments

Stockholders' Deficiency
      Preferred stock, par value $10 per share; 10,000,000 shares authorized
      Class A convertible preferred stock, par value $10 per share;
         1,000,000 shares designated; none issued                                            --             --
      Class B preferred stock, par value $10 per share;
         1,000,000 shares designated; none issued                                            --             --
      Common stock, par value $.01 per share; 150,000,000 shares authorized;
         19,830,602 and 19,830,602 shares issued and outstanding                        198,306        198,306
      Additional paid-in capital                                                      6,783,528      6,783,528
      Accumulated deficit                                                            (8,433,636)    (8,315,625)
      Accumulated other comprehensive income - foreign currency translation gains       137,325        137,970
                                                                                    -----------    -----------
                     Total stockholders' deficiency                                  (1,314,477)    (1,195,821)
                                                                                    -----------    -----------

                     Total liabilities and stockholders' deficiency                 $   500,916    $   637,507
                                                                                    ===========    ===========

      See accompanying notes to condensed consolidated financial statements


                                    -- 3 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                           2006              2005
                                                       ------------      ------------
Revenues:

Services                                               $    138,247      $    229,780
Product                                                          --             5,000
                                                       ------------      ------------
                      Total revenues                        138,247           234,780
                                                       ------------      ------------

Cost of revenues:
Services                                                     73,935            99,042
Product                                                          --             5,696
                                                       ------------      ------------
                      Total cost of revenues                 73,935           104,738
                                                       ------------      ------------

Gross profit                                                 64,312           130,042
                                                       ------------      ------------

Operating expenses:
Research and development                                     66,894           158,210
Selling, general and administrative                         225,558           378,936
                                                       ------------      ------------
Total operating expenses                                    292,452           537,146
                                                       ------------      ------------

Operating loss                                             (228,140)         (407,104)
                                                       ------------      ------------

Other income (expense):
Interest expense and amortization of debt discount         (105,917)          (86,032)
Other income                                                  7,893            53,177
Gain on sale of assets                                      208,153                --
Gain on fair value of warrants                                   --             2,717
Fair value of penalty common stock                               --           (79,982)
                                                       ------------      ------------

Total other income (expense)                                110,129          (110,120)
                                                       ------------      ------------

Net loss                                               $   (118,011)     $   (517,224)
                                                       ------------      ------------

Weighted average number of shares outstanding            19,830,602        19,161,930
                                                       ============      ============

Net loss per share - basic and diluted                 $      (0.01)     $      (0.03)
                                                       ============      ============

      See accompanying notes to condensed consolidated financial statements


                                    -- 4 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                                                                                                       Accumulated
                                             Common Stock              Additional                         Other
                                      ---------------------------       Paid-in       Accumulated     Comprehensive
                                         Shares          Amount         Capital         Deficit          Income             Total
                                      -----------     -----------     -----------     -----------      -----------      -----------
Balance at January 1, 2006             19,830,602     $   198,306     $ 6,783,528     $(8,315,625)     $   137,970      $(1,195,821)
     Foreign currency translation
       loss (A)                                --              --              --              --             (645)            (645)
     Net loss                                  --              --              --        (118,011)              --         (118,011)
                                      -----------     -----------     -----------     -----------      -----------      -----------
Balance at March 31, 2006              19,830,602     $   198,306     $ 6,783,528     $(8,433,636)     $   137,325      $(1,314,477)
                                      ===========     ===========     ===========     ===========      ===========      ===========

      (A)   Comprehensive   loss  (net  loss  plus  or  minus  foreign  currency
      translation loss or gain) for the three months ended March 31, 2006 and 2005 totaled $118,656 and $521,094, respectively.

      See accompanying notes to condensed consolidated financial statements


                                    -- 5 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (UNAUDITED)

                                                                                   2006           2005
                                                                                ---------      ---------
Cash flows from operating activities
Net loss                                                                        $(118,011)     $(517,224)
Adjustments to reconcile net loss to net cash used in operating activities:
    Gain on sale of assets                                                       (208,153)            --
    Amortization of debt discount                                                  55,517         55,517
    Amortization of intellectual property                                           7,730             --
    Amortization of deferred rent                                                  (2,204)        (8,099)
    Depreciation expense                                                           16,691         23,319
    Fair value of penalty common stock                                                 --         79,982
    Gain on fair value of warrants                                                     --         (2,717)
    Changes in operating assets and liabilities:
        Accounts receivable                                                        90,605         74,948
        Accounts payable                                                         (119,432)        11,982
        Accrued expenses                                                           40,620         34,874
        Accrued compensation - officers                                            62,917         32,495
        Foreign taxes payable                                                          --       (166,009)
                                                                                ---------      ---------
Net cash used in operating activities                                            (173,720)      (380,932)
                                                                                ---------      ---------

Cash flows from investing activities
    Proceed from sale of  intangible assets                                       500,000             --
    Proceeds from sale of equipment and furnishings                                 6,000             --
    Acquisition of intangible assets                                                   --        (50,000)
    Acquisition of equipment and furnishings                                           --         (4,413)
                                                                                ---------      ---------
Net cash provided by (used in) investing activities                               506,000        (54,413)
                                                                                ---------      ---------

Cash flows from financing activities
    Payment of note payables                                                      (55,548)       (37,500)
    Proceeds from the issuance of senior secured note and warrants                     --        250,000
                                                                                ---------      ---------
Net cash provided by (used in) financing activities                               (55,548)       212,500
                                                                                ---------      ---------

Effect of exchange rate changes on cash                                              (820)        (3,673)
                                                                                ---------      ---------

Net increase/(decrease) in cash                                                   275,912       (226,518)

Cash, beginning of period                                                         122,318        594,024
                                                                                ---------      ---------

Cash, end of period                                                             $ 398,230      $ 367,506
                                                                                =========      =========

Supplemental disclosure of cash flow information
          Interest paid                                                         $  21,285      $      --
                                                                                =========      =========

Supplemental schedule of noncash investing and financing activities:
          Intangible assets purchased in exchange for common stock and
          warrants                                                              $      --        263,500
                                                                                =========      =========

      See accompanying notes to condensed consolidated financial statements


                                    -- 6 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BUSINESS AND ORGANIZATION

On January 12, 2004, Gaming & Entertainment Group, Inc., a Nevada corporation ("G&EG Nevada") consummated a transaction with NorStar Group, Inc., a publicly-held company incorporated in Utah that was not conducting or developing any commercial operations ("NorStar"). In the transaction, NorStar issued 14,600,000 shares of common stock in exchange for all of the outstanding shares of common stock G&EG Nevada. Additionally, NorStar changed its name to Gaming & Entertainment Group, Inc. ("G&EG" or the "Company"). As a result of the exchange, G&EG Nevada became a subsidiary of G&EG. In May 2005, G&EG Nevada was dissolved.

The Company's historical focus has been on the design and deployment of gaming platforms for utilization in the Internet-based gaming market. The Company has expanded its product line to include gaming systems and game content for deployment in land-based gaming establishments. Specifically, we have developed a proprietary gaming platform, amusement with prizes, or AWP, and Section 16 games for deployment in the United Kingdom and other European gaming markets that offer these types of games. These AWP and Section 16 games consist of roulette, slots and poker games. The foregoing is our current business focus.

As used herein, the "Company" refers to G&EG Nevada prior to January 12, 2004 and to G&EG and its subsidiaries from that date forward.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, in the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to make the presentation of the Company's financial position as of March 31, 2006 and its results of operations and cash flows for the interim periods presented not misleading. Results of operations for interim periods are not necessarily indicative of results for the full years of which they are a part.

      Business Condition

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $118,011 for the three months ended March 31, 2006, and recurring losses in prior years. As of March 31, 2006, the Company had an accumulated deficit of $8,433,636 and a stockholders' deficiency of $1,314,477. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern for a reasonable period of time is dependent upon its ability to generate sufficient cash flows from its operations or obtain sufficient liquid resources from other sources to meet its obligations as they become due. The Company had a working capital deficiency of $200,206 at March 31, 2006, and used $173,720 of net cash in operating activities in the three months ended March 31, 2006.

The Company has undertaken an assessment as to whether its long-lived assets have been impaired following the sale of certain assets by the Company in the three months ended March 31, 2006. Impairment losses on long-lived assets, such as equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. Based on its assessment, the Company does not believe its long-lived assets have been impaired.


                                    -- 7 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

Through March 31, 2006, the Company has funded its operations primarily through the issuance of common stock, warrants and options to outside investors for cash and consultants and others for services, and the issuance of promissory notes and warrants to third parties, specifically Cantor G&W (Nevada), L.P. ("Cantor") since September 2004. Management anticipates that additional funding of not less than $250,000 will be necessary to fund the Company's operations through March 31, 2007. Management believes, but cannot assure, that the Company will be able to obtain such funding through product placements and third party financing and continue its operations through at least March 31, 2007. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some, or all, of its operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

      Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Revenue Recognition

Revenues from the enhancement, maintenance and technical support of Internet gaming sites in regulated gaming markets, in relation to software development previously performed, are recognized as the services are performed, or if no pattern of performance is discernable, on a straight-line basis over the period in which the services have been performed.

Revenues from Internet gaming site development contracts in regulated gaming markets, in relation to software development previously performed, has been recognized using the percentage of completion method of accounting with labor hours as the basis for measurement of progress toward completion of the contracts.

Revenues from online gaming software license fees, in relation to the utilization of the Company'sproprietary gaming platform, which was sold to Cantor G&W (Nevada), L.P. in February 2006, will be recognized as earned based upon a percentage of the gross win realized by Cantor from its Cantor Casino and other white label Internet gaming sites it may develop in the future. When the Company receives a percentage of the gaming revenues generated by clients of Cantor, it will recognize such revenues when earned. To this end, the Company will receive royalties, on an annual basis during the period the secured promissory note with Cantor remains outstanding, to be applied against the outstanding principal and accrued interest under the secured promissory note.


                                    -- 8 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

Revenue from gaming machines that are sold will be recognized upon completion of installation and acceptance by the gaming establishment, provided collectibility is reasonably assured.

      Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("FAS 123(R)"), an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation," using the modified prospective transition method. Under this transition method, compensation costs are recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. Accordingly, we did not restate the results of prior periods. The most notable change with the adoption is that compensation expense associated with stock options will be recognized in our Statements of Operations, rather than being disclosed in a pro forma footnote to our financial statements.

Prior to January 1, 2006, the Company accounted for stock options granted under our 2004 Stock Option Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. The Company has historically and continues to estimate the fair value of share based awards using the Black-Scholes-Merton ("Black-Scholes") option-pricing model.

The exercise price of all of the options granted to employees and consultants has been equal to or greater than the fair market value at the date of grant and, accordingly, the Company has not recorded any earned or unearned compensation cost related to such options in the accompanying condensed consolidated financial statements. As a result of adopting FAS 123(R), the compensation expense that would be recognized for the three months ended March 31, 2006 due to all options outstanding, net of estimated forfeitures being fully vested as at January 1, 2006, was not material.

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

      Net Loss per Share

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period and the treasury stock method had been applied. Since the Company had net losses for the three months ended March 31, 2006 and 2005, the effects of the assumed exercise of outstanding options and warrants would have been anti-dilutive and, accordingly, basic and diluted net loss per share in each period were the same. As of March 31, 2006 and 2005, the Company had options and warrants outstanding for the purchase of 9,789,918 and 17,215,929 shares of common stock, respectively, that were not included in the computation of diluted loss per share.


                                    -- 9 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

      Concentrations

The Company currently receives nearly all of its revenue from Cantor. It is anticipated that the Company's revenue sources will significantly diversify in future periods.

      Intangible Assets

Intangible assets, which consist of intellectual property, are recorded at cost and amortized on a straight-line basis over their estimated useful lives of 5 years. Gains or losses from disposals are credited or charged to income.

      Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2006:

                                    Cost      Accumulated      Net       Proceeds      Gain on
                                             Amortization                from sale     sale of
                                                                           of IP         IP
Amortizable intangible assets
      Intellectual Property       $315,500     $ 41,080     $274,420     $500,000     $225,580
                                  ========     ========     ========     ========     ========

On February 15, 2006, the Company entered into an Asset Purchase Agreement (the "Cantor Asset Purchase Agreement") with Cantor.

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


                                    -- 10 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 4 - COMMITMENTS

      Consulting Agreements

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

In conjunction with the Cantor Asset Purchase Agreement, all further obligations of the Company, pursuant to the asset purchase agreement with Absolute Game, Ltd., have been terminated. In addition, the consulting agreement with Peter Bengtsson of Absolute Game, Ltd. has been terminated. No accounts payable or accrued expenses were forgiven in conjunction with the foregoing.

      Operating Leases

On March 31, 2006, the Company vacated its office in North Sydney, Australia, with a monthly lease rate of $13,000 Australian dollars (approx. US$10,250). This lease was subject to an oral agreement which required 6-months advance written notice prior to vacating the premises. Notice to vacate was given on October 1, 2005.

NOTE 5 - STOCK OPTIONS AND WARRANTS

      Stock Options

A summary of the changes in outstanding stock options during the three months ended March 31, 2006 follows:

                                                                 Weighted-
                                                                  Average
                                                 Shares       Exercise Price
                                                ---------     --------------
      Outstanding, January 1, 2006              1,923,168        $    0.77
      Granted                                          --        $      --
      Forfeited                                        --        $      --
                                                ---------
      Outstanding, March 31, 2006               1,923,168        $    0.77
                                                =========
      Exercisable, March 31, 2006               1,909,168        $    0.77
                                                =========


                                    -- 11 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

      Stock Warrants

Pursuant to the terms of the Cantor Asset Purchase Agreement, the equity warrant, previously issued in favor of Cantor, was modified to reduce the number of shares exercisable thereunder, at a price of $0.60 per share, from 8,000,000 shares to 2,000,000 shares.

A summary of the changes in outstanding warrants during the three months ended March 31, 2006 follows:

                                                                Weighted-Average
                                            Shares              Exercise Price
                                            -----------         ----------------
Outstanding, January 1, 2006                 13,966,750         $      0.55
Amendment to Equity Warrant                  (6,000,000)        $      0.60
Expired                                        (100,000)        $      0.75
                                            -----------
Outstanding, March 31, 2006                   7,866,750         $      0.50
                                            ===========

NOTE 6 - PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock, having a $10 par value. The Company has designated 1,000,000 shares as Class A convertible and 1,000,000 shares as Class B convertible. At the time of issuance, the Board of Directors has the right to designate the rights, preferences and privileges of each class. As of March 31, 2006, the Company did not have any shares of preferred stock outstanding.

NOTE 7 - TRANSACTIONS WITH CANTOR G&W (NEVADA), L.P.

Pursuant to the Loan Facility and Investment Agreement dated December 8, 2004, between the Company and Cantor, the Company received $2,000,000, evidenced by a secured promissory note (the "Note"). The Note matures on December 9, 2009 and bears interest at the Federal Funds Rate, as in effect and subject to change from time to time, plus six percent (6%). As of March 31, 2006, the unamortized debt discount on the Note was $813,890.

On February 15, 2006, Gaming & Entertainment Group, Inc. and its wholly-owned subsidiary Gaming & Entertainment Technology Pty Limited, entered into the Cantor Asset Purchase Agreement with Cantor.

Pursuant to the terms of the Cantor Asset Purchase Agreement, Cantor paid the Company $500,000 in consideration for certain assets, including (i) the source and object code relating to the software previously licensed by Cantor pursuant to the License Agreement, including all intellectual property rights thereto, and all related documentation, (ii) all graphics relating to the source code for all Internet casino developed previously by the Company, excluding certain graphics owned by third parties and (iii) various hardware consisting of computer servers, personal computers and other computer equipment. The Company recognized a gain of $225,580 on the sale of the assets to Cantor.

The terms of the Cantor Asset Purchase Agreement also include (I) the termination of the License Agreement between the Company and Cantor, (II) the termination of the Investment Agreement between the Company and Cantor, (III) an amendment to the Note as follows: (a) forgiveness, on an annual basis during the period the Note remains outstanding, of outstanding principal and accrued interest under the Note in an amount equal to the royalties that would have been payable to the Company relating to the Cantor Casino and all future "white-label" Internet casino clients of Cantor had the License Agreement not been terminated; (b) amodification of "change of control" of the Company so that Cantor may only require immediate repayment of the Note in the event a "person" or "group" (as such terms are used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the beneficial owner, directly or indirectly, of 51% of the voting common stock of the Company (i) through acquisition of common stock of the Company, (ii) as a result of a merger or consolidation involving the Company, or (iii) as a result of the sale of all or substantially all of the assets of the Company, and (c) allows for prepayments of the outstanding principal and accrued interest under the Note, (IV) an amendment to the Security Agreement between the Company and Cantor which provides that Cantor's security interest in the assets of the Company shall be subordinated with respect to any collateral acquired by the Company with the proceeds of any future debt or equity issuances, (V) an amendment to the Equity Warrant to reduce the number of shares exercisable thereunder, at a price of $0.60 per share, from 8,000,000 shares to 2,000,000 shares, and (VI) the termination of the Option Agreement.


                                    -- 12 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 8 - RELATED PARTY TRANSACTIONS

On September 6, 2004, the Company entered into promissory notes payable with Tibor Vertes, our Chief Executive Officer and Chairman, and Gregory L. Hrncir, our President, for accrued salary and legal services rendered, respectively. Repayment of the notes commenced on October 1, 2004 and matured on December 1, 2005. The notes were non-interest bearing. However, the notes remained unpaid upon maturity and upon the occurrence of a default, the principal amount of the notes were increased to reflect accrued interest of ten percent (10%).

On February 27, 2006, the Company repaid the outstanding balance of Mr. Vertes' and Mr. Hrncir's notes of $20,138 and $35,410, respectively. Interest paid during the three months ended March 31, 2006, on Messrs. Vertes' and Hrncir's notes, amounted to $7,844 and $13,441, respectively.


                                    -- 13 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 9 - INFORMATION ABOUT GEOGRAPHICAL AREAS

The Company presently operates in one reportable segment - gaming software development. Revenue information and long lived assets by geographical area is set forth below for the three months ended March 31, 2006 and 2005:

March 31, 2006

      Geographical area                    Revenues from     Long-lived assets
                                              external
                                              customers
      --------------------------------------------------------------------------

      United States                                 --            $ 53,831
      United Kingdom                                --            $  3,782
      Australia                               $138,237            $ 34,088
                                              ----------------------------
                                              $138,237            $ 91,701
                                              ============================

March 31, 2005

      Geographical area                    Revenues from     Long-lived assets
                                              external
                                              customers
      --------------------------------------------------------------------------

      United States                           $  5,000            $121,772
      United Kingdom                                --            $  2,116
      Australia                               $229,780            $ 19,447
                                              ----------------------------
                                              $234,780            $143,335
                                              ============================


                                    -- 14 --

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

      Overview

      On January 12, 2004, Gaming & Entertainment Group, Inc., a Nevada corporation ("G&EG Nevada") consummated a transaction with NorStar Group, Inc., a publicly-held company incorporated in Utah that was not conducting or developing any commercial operations ("NorStar"). In the transaction, NorStar issued 14,600,000 shares of common stock in exchange for all of the outstanding shares of common stock of G&EG Nevada. Additionally, NorStar changed its name to Gaming & Entertainment Group, Inc. ("G&EG" or the "Company"). As a result of the exchange, G&EG Nevada became a subsidiary of G&EG. In May 2005, G&EG Nevada was dissolved.

      Since 1995, we have been a supplier of government-regulated networked gaming technology. During this period, we have built a comprehensive networked gaming platform that has passed multiple government prescribed validations in Australia (Tasmania and Queensland), Republic of Vanuatu and Great Britain (Alderney and the Isle of Man). Our historical focus has been on the design and deployment of our gaming platform for utilization in the Internet-based gaming market, as evidenced by our prior agreements with several traditional land-based gaming operators and Australia-based online operators. We have expanded our product line to include gaming systems and game content, ultimately for deployment in land-based gaming establishments. Specifically, we have developed a proprietary gaming platform, amusement with prizes, or AWP, and Section 16 games for deployment in the United Kingdom and other European gaming markets that offer these types of games. The foregoing is our current business focus.

      Our current business strategy consists of the following:

      o Commercialization of our AWP and Section 16 games in the United Kingdom initially, and thereafter in other European Union countries where these types of games are prominent

      o Partnering with a major gaming equipment manufacturer for land-based gaming applications of our central server gaming platform

            In this report, the references to "we," "us" or "our" relate to G&EG Nevada prior to January 12, 2004 and to G&EG and its subsidiaries from that date forward.


                                    -- 15 --

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

      Description of Revenues

      Through March 31, 2006, our revenues were generated from the development of prospective Internet gaming sites in regulated gaming markets outside of the United States, as well as maintenance and technical support contracts. On December 8, 2004, we entered into definitive agreements with Cantor which included, among other things, the exclusive license of our Internet gaming software to them. In conjunction with this license, we received a monthly development fee for the development of the Cantor Casino, which went live on October 1, 2005 and does not permit bets to be placed by individuals in the United States. The development fees concluded in February 2006 upon the sale of certain assets to Cantor. We will, however, continue to receive 15% of the net win realized by the Cantor Casino following repayment of certain expenses associated therewith. In addition, it is anticipated that Cantor will develop "white-label" Internet gaming sites (i.e. third party entities that utilize the internet gaming platform licensed by Cantor from the Company), each of which will prohibit bets in the United States, for clients of Cantor. Similar to the Cantor Casino, we will receive a development fee and a portion of the net win realized by such "white-label" sites. Our portion of the net win will be applied, on an annual basis, against the outstanding principal and accrued interest under the secured promissory note payable in favor of Cantor.

      The placement of gaming equipment is capital intensive. In this regard, to the extent we make such placements, we will require a credit facility sufficient to finance the manufacture and deployment of our gaming machines. At this time, we do not have a credit facility.

      Historically, we have experienced substantial fluctuations in revenues from period-to-period as a result of our revenues being derived solely from software development contracts consisting of upfront licensing and periodic payments as opposed to steady recurring revenues. Moreover, our revenues have been limited over the last two years as we have been focused on the development of the Cantor Casino and development of video poker, slot and roulette products for deployment in Europe.

      We anticipate that our future revenues will be primarily derived from the placement of gaming machines on a sale basis in Europe and, to a lesser extent, from the Cantor relationship. At this time, it is difficult to predict the breakdown of anticipated future revenues from each of the foregoing initiatives.


                                    -- 16 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

      Revenue Recognition

      Revenue from the development of Internet gaming sites in regulated gaming markets is reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed. The development of Internet gaming sites concluded on February 15, 2006 as a result of the sale of our Internet gaming system and games to Cantor on such date. Thus, after February 15, 2006, we will not realize revenues from the development of Internet gaming sites.

      Revenues from the enhancement, maintenance and technical support of Internet gaming sites in regulated gaming markets are recognized as the services are performed or pro rata over the service period. When we receive a percentage of the gaming revenues generated by Cantor and its Internet gaming clients, we will generally recognize such revenues upon receipt. Based upon the sale of our Internet gaming system and games to Cantor on February 15, 2006, we will not realize revenues from the enhancement, maintenance and technical support of Internet gaming sites following such date. We will, however, continue to receive royalty payments, to be applied against the outstanding principal and accrued interest under the senior secured note issued in favor of Cantor, with respect to the Cantor Casino and all "white-label" Internet gaming sites developed by Cantor utilizing the Internet gaming software sold by us to Cantor.

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

RESULTS OF OPERATIONS

      COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 AND 2005

      Revenues

      During the three months ended March 31, 2006, we generated revenues from the development of the Cantor Internet gaming site ("Cantor Casino"), technical support services and product sales totaling $138,247, as compared to revenues from services and product sales of $229,780 and $5,000, respectively, during the three months ended March 31, 2005. The $96,533, or 41.12%, decrease in revenues from services and the absence of any revenues from product sales during the three months ended March 31, 2006 was due primarily to the cessation of Internet gaming development undertaken on behalf of Cantor, based upon the sale of our Internet gaming system and games to Cantor on February 15, 2006. Consequently, we will not realize revenues from the enhancement, maintenance and technical support of Internet gaming sites following such date. We anticipate commencing sales of our AWP and Section 16 gaming machines in the United Kingdom in the third quarter of 2006.


                                    -- 17 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

      Cost of Revenues

      During the three months ended March 31, 2006, our cost of revenues was $73,935 compared to $104,738 during the three months ended March 31, 2005. During the three months ended March 31, 2006, our costs of revenues related only to services, whereas, during the three months ended March 31, 2005, our costs of revenues consisted of $99,042 attributable to services and $5,696 attributable to product sales. The $30,803, or 29.41%, decrease in the cost of revenues related to services was due to the decrease in the revenues from services and the timing of the recognition of costs related to such revenues. We did not incur any costs related to product sales during the three months ended March 31, 2006 as we did not record any revenues from product sales during said period.

      We realized gross profit of $64,312 during the three months ended March 31, 2006, compared to gross profit of $130,042 during the three months ended March 31, 2005. The $65,730 or 50.55% decrease in gross profit related primarily to the cessation of Internet gaming development due to the sale of our Internet gaming system and other assets to Cantor.

      Operating Expenses

      For the three months ended March 31, 2006, we incurred total operating expenses of $292,452, compared to $537,146 for the three months ended March 31, 2005, a decrease of $244,694, or 45.55%. The decrease in total operating expenses relates to a $91,316 decrease in research and development expenses and a $153,378 decrease in selling, general and administrative expenses.

      During the three months ended March 31, 2006, we incurred research and development expenses of $66,894, compared to $158,210 during the three months ended March 31, 2005, a decrease of $91,316, or 57.72%. The decrease in our research and development expenses was due primarily to the development of the Cantor Casino utilizing our existing Internet gaming platform and a significant reduction of personnel in the three months ended March 31, 2006 as compared to the same period in 2005. We anticipate making our initial deployment of AWP and
Section 16 games into the United Kingdom market in the third quarter of this year utilizing our strategic partner, Electrocoin. Thereafter, we anticipate selling such gaming machines in other European Union jurisdictions where such games are offered. While this is our initial deployment of gaming machines into land-based gaming operations, we have minimized the risk by partnering with Electrocoin, an established manufacturing and distribution company. Moreover, by doing so, we have eliminated the traditional capital costs associated with the deployment of gaming machines through avoidance of manufacturing and the establishment of a sales and distribution team. However, we will need to procure a credit facility to finance the production of the gaming machines during the period commencing upon the conclusion of manufacturing of the gaming machines and concluding on the sale of such gaming machines. At this time we do not have a credit facility.

      During the three months ended March 31, 2006, we incurred selling, general and administrative expenses of $225,558, compared to $378,936 during the three months ended March 31, 2005, a decrease of $153,378, or 40.48%. The decrease in our selling, general and administrative expenses was due primarily to the reduced number of employees, the closure of our Las Vegas, Nevada offices and the decrease in overseas travel associated with Internet gaming development on behalf of Cantor.

      Other Income (Expense)

      For the three months ended March 31, 2006, other income was $110,129, compared to other expense of $110,120 for the three months ended March 31, 2005, an increase of other income of $220,249. The increase is related primarily to a $208,153 gain on sale of assets and $7,893 of other income, offset in part, by $50,400 of interest expense incurred in connection with the issuance of the senior secured note payable and $55,517 amortization of associated debt discount.


                                    -- 18 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

      Net Loss

      For the three months ended March 31, 2006, we experienced a net loss of $118,011, compared to a net loss of $517,224 for the three months ended March 31, 2005, a decrease of $399,213, or 77.18%. The significant decrease in the net loss is directly attributable to a $244,694 reduction in operating expenses, a $220,249 increase in other income, offset, in part, by a $65,730 decrease in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

      Overview

      As of March 31, 2006, we had cash of $398,230 and total liabilities of $1,815,393, of which $598,436 are current liabilities. Accordingly, as of March 31, 2006, we had a working capital deficiency of $200,206 and a stockholders' deficiency of $1,314,477. During the three months ended March 31, 2006, cash on hand increased by $275,912, from $122,318 to $398,230. The increase in cash reflected $506,000 of net cash provided by investing activities, offset by $173,720 of net cash used in operating activities and the $820 effect of exchange rate changes on cash.

      Operating activities used net cash of $173,720 during the three months ended March 31, 2006, whereas operating activities used net cash of $380,932 during the three months ended March 31, 2005. The net cash used in operating activities during the three months ended March 31, 2006 related primarily to our net loss of $118,011, a decrease on gain on sale of assets of $208,153, a decrease in amortization of deferred rent of $2,204, a decrease in accounts payable in the amount of $119,432, offset, in part, by an increase in amortization of debt discount of $55,517, an increase in amortization of intellectual property of $7,730, an increase in depreciation expense of $16,691, an increase in accounts receivable of $90,605, an increase in accrued expenses of $40,620, and an increase in accrued compensation - officers of $62,917. During the three months ended March 31, 2005, our operating activities used net cash of $380,932, reflecting our net loss of $517,224, a decrease in amortization of deferred rent of $8,099, a decrease on gain on fair value of warrants of $2,717, a decrease on foreign taxes payable of $166,009, offset, in part, by an increase in amortization of debt discount of $55,517, an increase in depreciation expense of $23,319, an increase in the fair value of penalty common stock of $79,982, a decrease in accounts receivable of $74,948, an increase in accounts payable of $11,982, an increase in accrued expenses of $34,874, and an increase in accrued compensation - officers of $32,495.

      Investing activities provided $506,000 during the three months ended March 31, 2006, compared to $54,413 used during the three months ended March 31, 2005. The increase in cash provided by investing activities relates to the sale of certain intangible assets consisting of source code and graphics relating to our Internet gaming software. Investing activities during the three months ended March 31, 2005 reflect the purchase of certain intangible assets. We acquired intellectual property consisting of next generation digital casino and poker games.

      Financing activities used $55,548 of net cash during the three months ended March 31, 2006, compared to providing $212,500 of net cash used in financing activities during the three months ended March 31, 2005. The net cash used in our financing activities during the three months ended March 31, 2006 relates to the payment of all outstanding principal and accrued interest under the promissory notes in favor of Tibor N. Vertes and Gregory L. Hrncir, our Chief Executive Officer and President, respectively. The net cash provided by our financing activities during the three months ended March 31, 2005 reflects $250,000 from the issuance of a senior secured note under an existing debt agreement.


                                    -- 19 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

      Outlook

      We incurred losses of $118,011 and $517,224 and negative net cash flows from operating activities of $173,720 and $380,932 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, we had an accumulated deficit of $8,433,636. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

      We anticipate that for the twelve month period ending March 31, 2006, we will need a minimum of $250,000 in additional third party funding or future revenues not otherwise contractually committed, for ongoing research and development of our AWP and Section 16 gaming software, advertising and marketing and the manufacture of gaming machines to be deployed on a sale, and possibly recurring revenue, basis in Europe.

      Until we generate sufficient cash from our operations, we will need to rely upon private and institutional sources of debt and equity financing. Based on presently known plans, we believe that we will be able to fund our operations and required expenditures through the first quarter of 2006 through cash on hand and revenue from existing development projects. We will require additional cash, either through additional revenue realization, the exercise of warrants by Cantor, or from third party debt or equity sources. Alternatively, we will be forced to seek cash from other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations to profitability and beyond.

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

      For a more detailed discussion as to the risks related to Gaming & Entertainment Group, Inc., our industry and our common stock, please see the section entitled, "Management's Discussion and Analysis or Plan of Operation - Risk Factors," in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 17, 2006.


                                    -- 20 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

ITEM 3. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls

      We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and our president. Mr. Vertes serves as our principal executive officer and Mr. Hrncir serves as our principal financial and accounting officer.

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


                                    -- 21 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

      Changes in Internal Controls

      There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not applicable.

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


                                    -- 22 --

               GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GAMING & ENTERTAINMENT GROUP, INC.
                                        (Registrant)

Date: May 17, 2006                      By:   /s/ Gregory L. Hrncir
                                              ----------------------------------
                                              Gregory L. Hrncir
                                        Its:  President and Secretary


                                    -- 23 --