Form 10KSB/A
period 2005-12-31
GAMING & ENTERTAINMENT GROUP INC
filed 2006-06-19
CIK 1100356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number	000-28399
Gaming & Entertainment Group, Inc.
(Name of small business issuer in its charter)
Utah	59-1643698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
16821 Escalon Dr., Encino, CA	91436
(Address of principal executive offices)	(Zip Code)
Issuer's telephone number:	(818) 400-5930
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year:	$1,274,819

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

PART I		ii
ITEM 1.	DESCRIPTION OF BUSINESS	ii
ITEM 2.	DESCRIPTION OF PROPERTY	5
ITEM 3.	LEGAL PROCEEDINGS	6
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	6
PART II		6
ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS	6
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8
ITEM 7.	FINANCIAL STATEMENTS	23
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	59
ITEM 8A.	CONTROLS AND PROCEDURES	59
PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	60
ITEM 10.	EXECUTIVE COMPENSATION	62
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	63
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	66
ITEM 13.	EXHIBITS	69
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	71
SIGNATURES		72
EXHIBIT INDEX		71

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

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

BACKGROUND

On January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations, or NorStar, consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation, or GEG Nevada; (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of GEG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc., or the Company. As a result of the exchange, GEG Nevada became a subsidiary of the Company, and the former stockholders of GEG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of GEG Nevada became the controlling members of the board of directors and management of the combined companies. Since GEG Nevada was the only operating company in the exchange and the former stockholders of GEG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a "reverse acquisition" and, effectively, as a recapitalization, in which GEG Nevada was the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a "reverse acquisition," the consolidated financial statements included in the Company's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2005 and 2004, and Form 10-KSB/A for the fiscal year ended December 31, 2005, reflect the historical financial statements of GEG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 on their historical basis and the inclusion of the accounting acquiree's results of operations from that date.

In this report, the references to "we," "us" or "our" relate to GEG Nevada prior to January 12, 2004 and to GEG, GEG Nevada and our other subsidiaries from that date forward. On May 5, 2005, we dissolved GEG Nevada. As of the date of filing of this Annual Report on Form 10-KSB/A, we have two wholly-owned operating subsidiaries, Gaming & Entertainment Technology Pty Ltd., a company formed under the laws of Australia, and Gaming & Entertainment Group, Ltd., a company formed under the laws of the United Kingdom.

-ii-

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

Following the sale of our Internet gaming assets to Cantor, our current business strategy consists of the following:

•	Commercialization of our AWP and Section 16 games in the United Kingdom initially, and thereafter in other European Union countries where these types of games are prominent

•	Acquisition of a United States-based provider of gaming machines to the Native American gaming marketplace

•	Partnering with a major gaming equipment manufacturer for land-based gaming applications of our central server gaming platform

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

United States – Native American Gaming

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

HIGH AND LOW BID PRICES OF OUR COMMON STOCK
As of March 20, 2006, our common stock was held by approximately 400 stockholders of record. Our common stock is quoted and traded on the Over The Counter Bulletin Board under the trading symbol "GMEI". The following table sets forth the high and low closing sale prices of our common stock during the periods indicated:

CALENDAR QUARTER ENDED	LOW	HIGH
March 31, 2003	$0.50	$1.74
June 30, 2003	$0.25	$1.49
September 30, 2003	$0.50	$1.99
December 31, 2003	$0.25	$0.99
March 31, 2004	$0.75	$1.75
June 30, 2004	$0.67	$1.30
September 30, 2004	$0.42	$0.90
December 31, 2004	$0.28	$0.60
March 31, 2005	$0.35	$0.51
June 30, 2005	$0.21	$0.45
September 30, 2005	$0.13	$0.23
December 31, 2005	$0.13	$0.23
March 31, 2006 (through March 20, 2006)	$0.13	$0.40

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

OVERVIEW

On January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations, or NorStar, consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation, or GEG Nevada; (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of GEG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc., or the Company. As a result of the exchange, GEG Nevada became a subsidiary of the Company, and the former stockholders of GEG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of GEG Nevada became the controlling members of the board of directors and management of the combined companies. Since GEG Nevada was the only operating company in the exchange and the former stockholders of GEG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a "reverse acquisition" and, effectively, as a recapitalization, in which GEG Nevada was the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a "reverse acquisition," the consolidated financial statements included in the Company's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2005 and 2004, and Form 10-KSB/A for the fiscal year ended December 31, 2005, reflect the historical financial statements of GEG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 on their historical basis and the inclusion of the accounting acquiree's results of operations from that date.

In this report, the references to "we," "us" or "our" relate to GEG Nevada prior to January 12, 2004 and to GEG, GEG Nevada and our other subsidiaries from that date forward. On May 5, 2005, we dissolved GEG Nevada. As of the date of filing of this Annual Report on Form 10-KSB/A, we have two wholly-owned subsidiaries, Gaming & Entertainment Technology Pty Ltd., a company formed under the laws of Australia, and GET UK, Ltd., a company formed under the laws of the United Kingdom.

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

Historically, our common stock has been deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stock may be more difficult for investors to resell. Penny stocks are stocks:

•	Having a price of less than $5.00 per share

•	Not traded on a "recognized" national exchange

•	Not quoted on the Nasdaq automated quotation system (Nasdaq-listed stock must still have a price of not less than $5.00 per share); or

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

ITEM 7.          FINANCIAL STATEMENTS.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheet
December 31, 2005	25

Consolidated Statements of Operations
Years Ended December 31, 2005 and 2004	26

Consolidated Statements of Stockholders' Deficiency
Years Ended December 2005 and 2004	27

Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004	28

Notes to Consolidated Financial Statements	29

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

/s/ J. H. Cohn LLP

Roseland, New Jersey
March 27, 2006

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 2005

ASSETS

Current Assets
Cash	$122,318
Accounts receivable	90,142
Total current assets	212,460

Equipment and Furnishings, net of accumulated depreciation of $317,858	132,625
Intangible Assets, net of accumulated amortization of $31,350	282,150
Other Assets	10,272

Total assets	$637,507

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$163,998
Accrued expenses	229,598
Accrued compensation - officers	220,539
Notes payable - officers	55,548
Total current liabilities	669,683

Senior Secured Note Payable, net of unamortized debt discount of $869,407	1,130,593
Deferred Rent	33,052
Total liabilities	1,833,328

Commitments

Stockholders' Deficiency
Preferred stock, par value $10 per share; 10,000,000 shares authorized
Class A convertible preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-
Class B preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-
Common stock, par value $.01 per share; 150,000,000 shares authorized;
19,830,602 shares issued and outstanding	198,306
Additional paid-in capital	6,783,528
Accumulated deficit	(8,315,625)
Accumulated other comprehensive income - foreign currency translation gains	137,970
Total stockholders' deficiency	(1,195,821)

Total liabilities and stockholders' deficiency	$637,507

See Notes to Consolidated Financial Statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2005 and 2004
	2005	2004 (Restated)
Revenues:

Services	$1,251,016	$312,401
Product	23,803	-
Total revenues	1,274,819	312,401

Cost of revenues:
Services	507,348	305,343
Product	20,737	-
Total cost of revenues	528,085	305,343

Gross margin	746,734	7,058

Operating expenses:
Research and development	459,029	712,467
Selling, general and administrative	1,428,285	2,445,226
Total operating expenses	1,887,314	3,157,693

Operating loss	(1,140,580)	(3,150,635)

Other income (expense):
Interest expense and amortization of debt discount	(419,377)	(81,380)
Foreign currency transaction loss	-	(14,170)
Other income	164,613	39,999
Gain on fair value of warrants	2,717	23,305
Fair value of penalty common stock	(79,982)	(173,481)

Total other expense	(332,029)	(205,727)

Net loss	$(1,472,609)	$(3,356,362)

Weighted average number of shares outstanding	19,665,724	17,726,004

Net loss per share - basic and diluted	$(0.07)	$(0.19)

See Notes to Consolidated Financial Statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficiency
Years ended December 31, 2005 and 2004 (Restated)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at January 1, 2004	11,947,872	$11,948	$2,538,678	$(3,486,654)	$206,766	$(729,262)
Common stock issuance costs	—	—	(301,758)	—	—	(301,758)
Effects of reverse acquisition	4,058,756	148,118	(180,170)	—	—	(32,052)
Warrants issued through private placement	—	—	(26,022)	—	—	(26,022)
Common stock issued for services	507,390	5,074	480,241	—	—	485,315
Options and warrants issued to nonemployees for services	—	—	175,088	—	—	175,088
Warrants issued in connection with senior secured note payable	—	—	1,110,340	—	—	1,110,340
Foreign currency translation loss (A)	—	—	—	—	(59,350)	(59,350)
Net loss	—	—	—	(3,356,362)	—	(3,356,362)
Balance at December 31, 2004 as restated	16,514,018	165,140	3,796,397	(6,843,016)	147,416	(2,734,063)
Reclassifications of proceeds from sale of common stock and warrants with registration rights through private placement	2,445,000	24,450	2,420,550	—	—	2,445,000
Reclassifications of common stock and warrants issued for equipment	58,334	583	57,751	—	—	58,334
Shares issued for late registration filing	563,250	5,633	247,830	—	—	253,463
Shares issued in exchange for purchase of intangible assets	250,000	2,500	125,000	—	—	127,500
Warrants issued in exchange for purchase of intangible assets	—	—	136,000	—	—	136,000
Foreign currency translation loss (A)	—	—	—	—	(9,446)	(9,446)
Net loss	—	—	—	(1,472,609)	—	(1,472,609)
Balance at December 31, 2005	19,830,602	$198,306	$6,783,528	$(8,315,625)	$137,970	$(1,195,821)

(A) Comprehensive loss (net loss plus or minus foreign currency translation loss or gain) for the year ended December 31, 2005 and 2004 totaled $1,482,055 and $3,415,712, respectively.

See Notes to Consolidated Financial Statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004

	2005	2004 (Restated)
Cash flows from operating activities
Net loss	$(1,472,609)	$(3,356,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Recoveries of loan and note receivable and provision for bad debts	-	(2,419)
Amortization of debt discount	222,068	18,865
Amortization of intellectual property	31,350	-
Depreciation expense	73,325	91,927
Shares issued for services	-	485,315
Options and warrants issued to nonemployees for services	-	175,088
Gain on fair value of warrants	(2,717)	(23,305)
Fair value of penalty common stock	79,982	173,481
Deferred rent	(14,713)	47,765
Changes in operating assets and liabilities:
Accounts receivable	84,478	(172,645)
Prepaid expenses	-	10,000
Other assets	-	(9,553)
Accounts payable	48,080	102,298
Accrued expenses	181,770	(31,252)
Accrued compensation - officers	73,842	(59,090)
Foreign taxes payable	(166,009)	19,500
Net cash used in operating activities	(861,153)	(2,530,387)

Cash flows from investing activities
Acquisition of intangible assets	(50,000)	-
Acquisition of equipment and furnishings	(46,229)	(114,967)
Net cash used in investing activities	(96,229)	(114,967)

Cash flows from financing activities
Repayments of related party loans	-	(458,450)
Proceeds from the issuance of senior secured note and warrants	500,000	1,500,000
Proceeds of related party loan	-	42,852
Net proceeds from sale of common stock and warrants	-	2,143,242
Net cash provided by financing activities	500,000	3,227,644

Effect of exchange rate changes on cash	(14,324)	(74,581)

Net increase (decrease) in cash	(471,706)	507,709

Cash, beginning of year	594,024	86,315

Cash, end of year	$122,318	$594,024

Supplemental disclosure of cash flow information
Interest paid	$-	$64,165

Supplemental schedule of noncash investing and financing activities:
Intangible assets purchased in exchange for common stock and warrants	$263,500	$-
Shares of common stock and warrants issued for equipment	$-	$58,334

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

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For Years Ended December 31,
	2005	2004 (Restated)
Net loss, as reported	$(1,472,609)	$(3,356,362)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,486)	(464,307)
Pro forma net loss	$(1,475,095)	$(3,820,669)
Basic and diluted loss per common share as reported	$(0.07)	$(0.19)
Basic and diluted loss per common share pro forma	$(0.08)	$(0.22)

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

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated Consolidated Balance Sheet September 30, 2004 (unaudited)

	As Previously Reported 9/30/04	Restatement Adjustment 9/30/04	As Restated 9/30/04
ASSETS

Current Assets
Cash	$36,646	$-	$36,646
Accounts receivable	60,000	-	60,000
Prepaid expenses	21,790	-	21,790
Total current assets	118,436	-	118,436

Equipment, net of accumulated depreciation of $211,994	161,608	-	161,608

Other Assets	706	-	706
Total assets	$280,750	$-	$280,750

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$219,496	$-	$219,496
Accrued expenses	46,428	-	46,428
Current portion of notes payable - officers	171,600	-	171,600
Foreign taxes payable	148,476	-	148,476
Loan from stockholder	43,007	-	43,007
Warrant liability	-	26,022	26,022
Penalty Common Stock subject to continuing registration	-	86,365	86,365
Total current liabilities	629,007	112,387	741,394

Senior secured note payable	250,000	-	250,000
Notes payable - officers, net of current portion	40,891	-	40,891
Total liabilities	919,898	112,387	1,032,285

Commitments and Contingencies

Common Stock with Registration Rights:
Common Stock subject to continuing registration, $0.0001 par value, 2,445,000 shares issued and outstanding	-	2,445,000	2,445,000
Common Stock issued for equipment subject to continuing registration, $0.0001 par value, 58,334 shares issued and outstanding	-	58,334	58,334
	-	2,503,334	2,503,334

Stockholders' Deficiency
Preferred Stock, par value $10 per share; 10,000,000 shares
authorized Class A convertible preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-	-	-
Class B preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-	-	-
Common stock, par value $.01 per share; 150,000,000 shares authorized;
16,514,018 shares issued and outstanding	190,173	(25,033)	165,140
Additional paid-in capital	5,190,380	(2,504,323)	2,686,057
Accumulated deficit	(6,182,261)	(86,365)	(6,268,626)
Accumulated other comprehensive income – foreign currency translation gains	162,560	-	162,560
Total stockholders' deficiency	(639,148)	(2,615,721)	(3,254,869)
Total liabilities and stockholders' deficiency	$280,750	$-	$280,750

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated Consolidated Balance Sheet December 31, 2004

	As Previously Reported 12/31/04	Restatement Adjustment 12/31/04	As Restated 12/31/04
ASSETS
Current Assets
Cash	$594,024	$-	$594,024
Accounts receivable	182,710	-	182,710
Total current assets	776,734	-	776,734

Equipment and Furnishings, net of accumulated depreciation of $295,171	162,580	-	162,580

Other Assets	10,321	-	10,321
Total assets	$949,635	$-	$949,635

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$129,292	$-	$129,292
Accrued expenses	50,330	-	50,330
Accrued compensation - officers	32,692		32,692
Current portion of notes payable - officers	169,553	-	169,553
Foreign taxes payable	166,009	-	166,009
Warrant liability	-	2,717	2,717
Penalty Common Stock subject to continuing registration	-	173,481	173,481
Total current liabilities	547,876	176,198	724,074

Senior secured note payable, net of unamortized debt discount of $1,091,475	408,525	-	408,525
Deferred rent	47,765	-	47,765
Total liabilities	1,004,166	176,198	1,180,364

Commitments and Contingencies

Common Stock with Registration Rights:
Common Stock subject to continuing registration, $0.0001 par value, 2,445,000 shares issued and outstanding	-	2,445,000	2,445,000
Common Stock issued for equipment subject to continuing registration, $0.0001 par value, 58,334 shares issued and outstanding	-	58,334	58,334
	-	2,503,334	2,503,334

Stockholders' Deficiency
Preferred Stock, par value $10 per share; 10,000,000 shares
authorized Class A convertible preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-	-	-
Class B preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-	-	-
Common stock, par value $.01 per share; 150,000,000 shares authorized;
16,514,018 shares issued and outstanding	190,173	(25,033)	165,140
Additional paid-in capital	6,300,720	(2,504,323)	3,796,397
Accumulated deficit	(6,692,840)	(150,176)	(6,843,016)
Accumulated other comprehensive income – foreign currency translation gains	147,416	-	147,416
Total stockholders' deficiency	(54,531)	(2,679,532)	(2,734,063)
Total liabilities and stockholders' deficiency	$949,635	$-	$949,635

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated Consolidated Balance Sheet March 31, 2005 (unaudited)

	As Previously Reported 3/31/05	Restatement Adjustment 3/31/05	As Restated 3/31/05
ASSETS
Current Assets
Cash	$367,506	$-	$367,506
Accounts receivable	106,200	-	106,200
Total current assets	473,706	-	473,706

Equipment and Furnishings, net of accumulated depreciation of $281,123	143,335	-	143,335
Intangible Assets	313,500		313,500
Other Assets	10,312	-	10,312
Total assets	$940,853	$-	$940,853

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$140,028	$-	$140,028
Accrued expenses	84,737	-	84,737
Accrued compensation - officers	70,192		70,192
Current portion of notes payable - officers	127,048	-	127,048
Total current liabilities	422,005	-	422,005

Senior secured note payable, net of unamortized debt discount of $1,035,958	714,042	-	714,042
Deferred rent	39,666	-	39,666
Total liabilities	1,175,713	-	1,175,713

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, par value $10 per share; 10,000,000 shares authorized
Class A convertible preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-	-	-
Class B preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-	-	-
Common stock, par value $.01 per share; 150,000,000 shares authorized;
19,830,602 shares issued and outstanding	198,306	-	198,306
Additional paid-in capital	6,556,087	227,441	6,783,528
Accumulated deficit	(7,132,799)	(227,441)	(7,360,240)
Accumulated other comprehensive income – foreign currency translation gains	143,546	-	143,546
Total stockholders' deficiency	(234,860)	-	(234,860)
Total liabilities and stockholders' deficiency	$940,853	$-	$940,853

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated Consolidated Balance Sheet June 30, 2005 (unaudited)

	As Previously Reported 6/30/05	Restatement Adjustment 6/30/05	As Restated 6/30/05
ASSETS
Current Assets
Cash	$312,431	$-	$312,431
Accounts receivable	115,758	-	115,758
Total current assets	428,189	-	428,189

Equipment and Furnishings, net of accumulated depreciation of $295,635	130,670	-	130,670
Intangible Assets	313,500		313,500
Other Assets	10,304	-	10,304
Total assets	$882,663	$-	$882,663

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$69,814	$-	$69,814
Accrued expenses	133,552	-	133,552
Accrued compensation - officers	107,691		107,691
Current portion of notes payable - officers	84,147	-	84,147
Total current liabilities	395,204	-	395,204

Senior secured note payable, net of unamortized debt discount of $980,441	1,019,559	-	1,019,559
Deferred rent	37,461	-	37,461
Total liabilities	1,452,224	-	1,452,224

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, par value $10 per share; 10,000,000 shares
authorized Class A convertible preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-	-	-
Class B preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-	-	-
Common stock, par value $.01 per share; 150,000,000 shares authorized;
19,830,602 shares issued and outstanding	198,306	-	198,306
Additional paid-in capital	6,556,087	227,441	6,783,528
Accumulated deficit	(7,470,426)	(227,441)	(7,697,867)
Accumulated other comprehensive income - foreign currency translation gains	146,472	-	146,472
Total stockholders' deficiency	(569,561)	-	(569,561)
Total liabilities and stockholders' deficiency	$882,663	$-	$882,663

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated Consolidated Balance Sheet September 30, 2005 (unaudited)

	As Previously Reported 9/30/05	Restatement Adjustment 9/30/05	As Restated 9/30/05
ASSETS
Current Assets
Cash	$122,049	$-	$122,049
Accounts receivable	98,454	-	98,454
Total current assets	220,503	-	220,503

Equipment and Furnishings, net of accumulated depreciation of $311,143	151,212	-	151,212
Intangible Assets, net of accumulated amortization of $15,675	297,825		297,825
Other Assets	10,302	-	10,302
Total assets	$679,842	$-	$679,842

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$55,249	$-	$55,249
Accrued expenses	186,087	-	186,087
Accrued compensation - officers	156,025		156,025
Current portion of notes payable - officers	55,548	-	55,548
Total current liabilities	452,909	-	452,909

Senior secured note payable, net of unamortized debt discount of $924,924	1,075,076	-	1,075,076
Deferred rent	35,257	-	35,257
Total liabilities	1,563,242	-	1,563,242

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, par value $10 per share; 10,000,000 shares
authorized Class A convertible preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-	-	-
Class B preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-	-	-
Common stock, par value $.01 per share; 150,000,000 shares authorized;
19,830,602 shares issued and outstanding	198,306	-	198,306
Additional paid-in capital	6,556,087	227,441	6,783,528
Accumulated deficit	(7,783,289)	(227,441)	(8,010,730)
Accumulated other comprehensive income - foreign currency translation gains	145,496	-	145,496
Total stockholders' deficiency	(883,400)	-	(883,400)
Total liabilities and stockholders' deficiency	$679,842	$-	$679,842

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated Consolidated Statement of Operations for the Nine Months Ended September 30, 2004 (unaudited)

	As Previously Reported 9/30/04	Restatement Adjustment 9/30/04	As Restated 9/30/04
Revenues:

Services	$140,894	$-	$140,894
Product	-	-	-
Total revenues	140,894	-	140,894

Cost of revenues:
Services	37,462	-	37,462
Product	-	-	-
Total cost of revenues	37,462	-	37,462

Gross margin	103,432	-	103,432

Operating expenses:
Research and development	711,772	-	711,772
Selling, general and administrative	2,053,686	-	2,053,686
Total operating expenses	2,765,458		2,765,458

Operating loss	(2,662,026)	-	(2,662,026)

Other income (expense):
Interest expense	(42,009)	-	(42,009)
Foreign currency transaction loss	(14,170)	-	(14,170)
Other income	22,598	-	22,598
Fair value of penalty common stock	-	(86,365)	(86,365)

Total other income (expense)	(33,581)	(86,365)	(119,946)

Net loss	$(2,695,607)	$(86,365)	$(2,781,972)

Weighted average number of shares outstanding	17,292,412	17,292,412	17,292,412

Net loss per share - basic and diluted	$(0.16)	$0.00	$(0.16)

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated Consolidated Statement of Operations for the Three Months Ended September 30, 2004 (unaudited)

	As Previously Reported 9/30/04	Restatement Adjustment 9/30/04	As Restated 9/30/04
Revenues:

Services	$65,554	$-	$65,554
Product	-	-	-
Total revenues	65,554	-	65,554

Cost of revenues:
Services	37,462	-	37,462
Product	-	-	-
Total cost of revenues	37,462	-	37,462

Gross margin	28,092	-	28,092

Operating expenses:
Research and development	207,503	-	207,503
Selling, general and administrative	411,409	-	411,409
Total operating expenses	618,912		618,912

Operating loss	(590,820)	-	(590,820)

Other income (expense):
Interest expense	(15,249)	-	(15,249)
Other income	12,389	-	12,389
Fair value of penalty common stock	-	(86,365)	(86,365)

Total other income (expense)	(2,860)	(86,365)	(89,225)

Net loss	$(593,680)	$(86,365)	$(680,045)

Weighted average number of shares outstanding	19,132,084	19,132,084	19,132,084

Net loss per share - basic and diluted	$(0.03)	$0.00	$(0.04)

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated Consolidated Statement of Operations for the Year Ended December 31, 2004

	As Previously Reported 12/31/04	Restatement Adjustment 12/31/04	As Restated 12/31/04
Revenues:

Services	$312,401	$-	$312,401
Product	-	-	-
Total revenues	312,401	-	312,401

Cost of revenues:
Services	305,343	-	305,343
Product	-	-	-
Total cost of revenues	305,343	-	305,343

Gross margin	7,058	-	7,058

Operating expenses:
Research and development	712,467	-	712,467
Selling, general and administrative	2,445,226	-	2,445,226
Total operating expenses	3,157,693	-	3,157,693

Operating loss	(3,150,635)	-	(3,150,635)

Other income (expense):
Interest expense and amortization of debt discount	(81,380)	-	(81,380)
Foreign currency transaction loss	(14,170)	-	(14,170)
Other income	39,999	-	39,999
Gain on fair value of warrants	-	23,305	23,305
Fair value of penalty common stock	-	(173,481)	(173,481)

Total other income (expense)	(55,551)	(150,176)	(205,727)

Net loss	$(3,206,186)	$(150,176)	$(3,356,362)

Weighted average number of shares outstanding	17,726,004	17,726,004	17,726,004

Net loss per share - basic and diluted	$(0.18)	$(0.01)	$(0.19)

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated Consolidated Statement of Operations for the Three Months Ended March 31, 2005 (unaudited)

	As Previously Reported 3/31/05	Restatement Adjustment 3/31/05	As Restated 3/31/05
Revenues:

Services	$229,780	$-	$229,780
Product	5,000	-	5,000
Total revenues	234,780	-	234,780

Cost of revenues:
Services	99,042	-	99,042
Product	5,696	-	5,696
Total cost of revenues	104,738	-	104,738

Gross margin	130,042	-	130,042

Operating expenses:
Research and development	158,210	-	158,210
Selling, general and administrative	378,936	-	378,936
Total operating expenses	537,146	-	537,146

Operating loss	(407,104)	-	(407,104)

Other income (expense):
Interest expense and amortization of debt discount	(86,032)	-	(86,032)
Other income	53,177	-	53,177
Gain on fair value of warrants	-	2,717	2,717
Fair value of penalty common stock	-	(79,982)	(79,982)

Total other income (expense)	(32,855)	(77,265)	(110,120)

Net loss	$(439,959)	$(77,265)	$(517,224)

Weighted average number of shares outstanding	19,161,930	19,161,930	19,161,930

Net loss per share - basic and diluted	$(0.02)	$0.00	$(0.03)

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated Consolidated Statement of Operations for the Six Months Ended June 30, 2005 (unaudited)

	As Previously Reported 6/30/05	Restatement Adjustment 6/30/05	As Restated 6/30/05
Revenues:

Services	$529,003	$-	$529,003
Product	5,000	-	5,000
Total revenues	534,003	-	534,003

Cost of revenues:
Services	186,475	-	186,475
Product	5,630	-	5,630
Total cost of revenues	192,105	-	192,105

Gross margin	341,898	-	341,898

Operating expenses:
Research and development	297,877	-	297,877
Selling, general and administrative	775,977	-	775,977
Total operating expenses	1,073,854	-	1,073,854

Operating loss	(731,956)	-	(731,956)

Other income (expense):
Interest expense and amortization of debt discount	(187,675)	-	(187,675)
Other income	142,045	-	142,045
Gain on fair value of warrants	-	2,717	2,717
Fair value of penalty common stock	-	(79,982)	(79,982)

Total other income (expense)	(45,630)	(77,265)	(122,895)

Net loss	$(777,586)	$(77,265)	$(854,851)

Weighted average number of shares outstanding	19,498,113	19,498,113	19,498,113

Net loss per share - basic and diluted	$(0.04)	$0.00	$(0.04)

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated Consolidated Statement of Operations for the Nine Months Ended September 30, 2005 (unaudited)

	As Previously Reported 9/30/05	Restatement Adjustment 9/30/05	As Restated 9/30/05
Revenues:

Services	$910,487	$-	$910,487
Product	21,930	-	21,930
Total revenues	932,417	-	932,417

Cost of revenues:
Services	390,673	-	390,673
Product	18,423	-	18,423
Total cost of revenues	409,096	-	409,096

Gross margin	523,321	-	523,321

Operating expenses:
Research and development	353,466	-	353,466
Selling, general and administrative	1,128,357	-	1,128,357
Total operating expenses	1,481,823	-	1,481,823

Operating loss	(958,502)	-	(958,502)

Other income (expense):
Interest expense and amortization of debt discount	(288,063)	-	(288,063)
Other income	156,116	-	156,116
Gain on fair value of warrants	-	2,717	2,717
Fair value of penalty common stock	-	(79,982)	(79,982)

Total other income (expense)	(131,947)	(77,265)	(209,212)

Net loss	$(1,090,449)	$(77,265)	$(1,167,714)

Weighted average number of shares outstanding	19,610,161	19,610,161	19,610,161

Net loss per share - basic and diluted	$(0.06)	$0.00	$(0.06)

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - EQUIPMENT AND FURNISHINGS

The components of equipment and furnishings are set forth below:

	Estimated Useful Lives
Equipment	3 Years	$386,949
Furniture and fixtures	3 Years	15,769
Improvements	Life of lease	47,765
		450,483

Less: Accumulated depreciation		(317,858)
Total		$132,625

Depreciation expense was $73,325 and $91,927 for the years ended December 31, 2005 and 2004, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Intellectual Property	$313,500	$31,350	$282,150

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

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes option activity under the 2004 Plan during the years ended December 31, 2005 and 2004:

	2005		2004
	Number of Shares	Weighted-average Exercise Price	Number of Shares	Weighted-average Exercise Price
Outstanding at beginning of year	2,508,442	$0.77	2,262,989	$0.75
Granted to employees	320,000	$0.39	531,582	$0.85
Granted to consultants	-	-	112,325	$0.87
Cancelled	(905,274)	$0.66	(398,454)	$0.75
Outstanding at end of year	1,923,168	$0.77	2,508,442	$0.78
Options exercisable at year-end	1,906,168	$0.77	2,449,067	$0.77
Weighted-average fair value of options granted during the year		$0.08		$0.21

Previously, William McMaster, our former Chief Technology Officer, resigned due to personal and family obligations. As a result of the foregoing, Mr. McMaster's options to purchase a total of 500,000 shares of common stock have been forfeited.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$0.20 - $1.00	1,917,843	6.03	$0.77	1,900,843	$0.77
$1.01 - $1.31	5,325	8.17	$1.13	5,325	$1.13
	1,923,168			1,906,168

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

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes all of the Company's warrant activity during the years ended December 31, 2005 and 2004:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding at January 1, 2004	1,476,039	$1.50
Granted (A)	100,000	$0.75
Granted (B)	2,811,750	$1.50
Granted (C)	58,334	$1.50
Granted (D)	8,000,000	$0.60
Granted (E)	5,000,000	$0.40
Warrants forfeited	(200,000)	$1.50
Outstanding at December 31, 2004	17,246,123	$0.76
Granted (F)	500,000	$0.40
Warrants cancelled	(3,779,373)	$1.50
Outstanding at December 31, 2005	13,966,750	$0.55

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

NOTE 8 – PREFERRED STOCK

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

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NOTE 10 – SENIOR SECURED NOTE PAYABLE

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

NOTE 11 – INFORMATION ABOUT GEOGRAPHICAL AREAS

The Company operates in one reportable segment - Internet gaming software development. Information about geographical areas is set forth below for the years ended December 31, 2005 and 2004:

December 31, 2005

Geographical area	Revenues from external customers	Long-lived assets
United States	$7,296	$88,892
United Kingdom	37,380	4,258
Australia	1,230,143	39,475
	$1,274,819	$132,625

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Geographical area	Revenues from external customers	Long-lived assets
United States	-	$88,543
United Kingdom	-	$2,415
Australia	$312,401	$23,857
	$312,401	$114,815

NOTE 12 – INCOME TAXES

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

NOTE 13 – SUBSEQUENT EVENTS

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

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, the end of the fiscal period covered by this Annual Report on Form 10-KSB/A. This evaluation was made under the supervision of our principal executive officer and principal financial officer, and in conjunction with our accounting personnel.

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

	Annual Compensation			Long-Term Compensation (Stock/ Options)	All Other Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)
Tibor N. Vertes, Chief Executive Officer and Chairman[1]	2005	86,667	0		42,400
	2004	179,167	0	0	0
	2003	97,874	0	955,214	0

Gregory L. Hrncir, President and Secretary[2]	2005	92,083	0	0	72,000
	2004	172,500	0	0	104,125
	2003	15,000	0	800,000	62,500

Kevin J Burman, Chief Operating Officer[3]	2005	130,000	0	0	0
	2004	121,565	0	200,000	0
	2003	108,485	0	0	0

Jay Sanet, Director[4]	2005	0	0	0	0
	2004	0	0	25,000	2,000
	2003	0	0	120,912	0

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the beneficial ownership of our common stock as of March 20, 2006 by:

•	All of our directors and executive officers, individually;

•	All of our directors and executive officers, as a group; and

•	All persons who beneficially own more than five percent of our outstanding common stock.

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

NAME OF DIRECTOR OR EXECUTIVE OFFICER	NUMBER OF SHARES	PERCENTAGE
Tibor N. Vertes[1]	6,658,183	24.1%
Gregory L. Hrncir[2]	2,388,567	8.6%
Jay Sanet[3]	27,012	0.1%
Directors and executive officers as a group (4 persons)[4]	9,073,762	32.8%

NAME OF FIVE PERCENT HOLDERS	NUMBER OF SHARES	PERCENTAGE
Cantor G&W (Nevada), L.P.[5]	7,948,966	28.7%

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

Individual Grants
Name	Number of Securities Underlying Options/Sirs Granted	Percent of Total Options/Sirs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Tibor N. Vertes	0	0.0%	N/A	N/A
Gregory L. Hrncir	0	0.0%	N/A	N/A
Kevin J. Burman	0	0.0%	N/A	N/A
Jay Sanet	0	0.0%	N/A	N/A
Total	0	0.0%	N/A

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information regarding the exercise of stock options by Messrs. Vertes, Hrncir, Burman and Sanet as relates to the fiscal year-end value of unexercised stock options held by our named executive officers and directors. We have not issued any stock appreciation rights.

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End		Value of Unexercised in-the-Money Options/SARs at Fiscal Year-End
Name	Exercise (#)	($)	Exercisable/Unexercisable		Exercisable/Unexercisable
Tibor N. Vertes	N/A	N/A	N/A	N/A	N/A	N/A
Gregory L. Hrncir	N/A	N/A	N/A	N/A	N/A	N/A
Kevin J. Burman	N/A	N/A	N/A	N/A	N/A	N/A
Jay Sanet	N/A	N/A	N/A	N/A	N/A	N/A

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

ITEM 13. EXHIBITS

(a)   Please see exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB/A, which is incorporated herein by reference.

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

For the fiscal years ended December 31, 2005 and 2004, the fees for services provided by J.H. Cohn were as follows:

	2005	2004
Audit fees (1)	$101,759	$81,507
Audit-related fees (2)	-	-
Tax fees (3)	-	1,635
All other fees	-	-
	$101,759	$83,142

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

GAMING & ENTERTAINMENT GROUP, INC. (Registrant)

By:	/s/ Gregory L. Hrncir
Gregory L. Hrncir, President
Date:	June 19, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tibor N. Vertes	Chairman and Chief Executive Officer	June 19, 2006
Tibor N. Vertes	(Principal Executive Officer)

/s/ Gregory L. Hrncir	President, Secretary and Director	June 19, 2006
Gregory L. Hrncir	(Principal Financial and Accounting Officer)

/s/ Jay Sanet	Director	June 19, 2006
Jay Sanet

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION	PAGE

2.1	Agreement and Plan of Reorganization dated as of September 18, 2003, by and among NorStar Group, Inc., a Utah corporation, Gaming & Entertainment Group, Inc., a Nevada corporation, and certain of the holders of shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation.	(1)

3.1	Amended and Restated Articles of Incorporation	(2)

3.2	Amended and Restated Bylaws	(2)

4.1	Stock Certificate Specimen	(2)

10.1	Employment Agreement of Tibor N. Vertes dated August 31, 2003	(2)

10.2	Employment Agreement of Gregory L. Hrncir dated August 31, 2003	(2)

10.3	Employment Agreement of Will McMaster dated August 31, 2003	(2)

10.4	Lease Agreement by and among Gaming & Entertainment Group, Inc. and Airport Plaza Associates, LLC dated February 24, 2004; First Amendment to Lease Agreement dated March 10, 2004	(2)

10.5	Employment Agreement of Kevin J. Burman dated September 1, 2004	(2)

10.6	Loan Facility and Investment Agreement by and between Gaming & Entertainment Group, Inc. and Cantor G&W (Nevada), L.P. dated December 8, 2004	(3)

10.7	Senior Secured Note by and between Gaming & Entertainment Group, Inc. and Cantor G&W (Nevada), L.P. dated December 8, 2004	(3)

10.8	Equity Warrant issued in favor of Cantor G&W (Nevada), L.P. dated December 8, 2004	(3)

10.9	Debt Warrant issued in favor of Cantor G&W (Nevada), L.P. dated December 8, 2004	(3)

10.10	Form of Interest Warrant to be issued in favor of Cantor G&W (Nevada), L.P.	(3)

10.11	Option Agreement and Irrevocable Proxy by and between Cantor G&W (Nevada), L.P., on the one hand, and Tibor N. Vertes, the Vertes Family Trust, Gregory L. Hrncir, the Hrncir Family Trust, Kevin J. Burman, Sheldon Harkness, Zen Investments Pty Ltd, Andrew Sorensen, and Gaming & Entertainment Group, Ltd., on the other hand, dated December 8, 2004	(3)

10.12	Amended and Restated Software Development and License Agreement by and between Cantor G&W (Nevada), L.P., on the one hand, and Gaming & Entertainment Group, Inc. and Gaming & Entertainment Technology Pty Ltd, on the other hand, dated December 8, 2004	(3)

10.13	Amended and Restated Source Code Escrow Agreement by and between Gaming & Entertainment Group, Inc., Gaming and Entertainment Technology, Pty Ltd, Cantor G&W (Nevada), L.P., GEG Holdings, LLC, a Delaware limited liability company having an address at 135 East 57th Street, New York, New York 10022 ("Licensee"), Zukerman Gore & Brandeis, LLP, located at 875 Third Avenue, New York, New York 10022 ("ZGB") and BMM International Pty Limited of Level 3, 37-41 Prospect Street, Box Hill, Victoria 3128, Australia ("BMM"), dated December 8, 2004	(3)

10.14	Asset Purchase Agreement by and between Gaming & Entertainment Group, Inc. and Absolute Game, Ltd. dated March 14, 2005	(4)

10.15	Consulting Agreement by and between Gaming & Entertainment Group, Inc. and Peter Bengtsson dated March 14, 2005	(4)

10.16	Common Stock Purchase Warrant issued in favor of Peter Bengtsson dated March 14, 2005	(4)

10.17	Asset Purchase Agreement by and between Gaming and Entertainment Group, Inc., Gaming & Entertainment Technology Pty Limited and Cantor G&W (Nevada), L.P. dated February 15, 2006	(5)

10.18	Amendment No. 1 to Senior Secured Note issued in favor of Cantor G&W (Nevada), L.P. dated February 15, 2006	(5)

10.19	Amendment No. 1 to Security Agreement by and between Gaming and Entertainment Group, Inc., Gaming & Entertainment Technology Pty Limited and Cantor G&W (Nevada), L.P. dated February 15, 2006	(5)

10.20	Amended and Restated Equity Warrant issued in favor of Cantor G&W (Nevada), L.P. dated February 15, 2006	(5)

10.21	Bill of Sale by and between Gaming and Entertainment Group, Inc., Gaming & Entertainment Technology Pty Limited and Cantor G&W (Nevada), L.P. dated February 15, 2006	(5)

21.1	List of Subsidiaries	74

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	75
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	76
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	77

(1)	Previously filed as an exhibit to the registrant's Proxy Statement on Schedule 14A, as filed with the Commission on December 22, 2003.

(2)	Previously filed as an exhibit to the registrant's Annual Report on Form 10-KSB, as filed with the Commission on April 14, 2004.

(3)	Previously filed as an exhibit to the registrant's Current Report on Form 8-K, as filed with the Commission on December 9, 2004.

(4)	Previously filed as an exhibit to the registrant's Current Report on Form 8-K, as filed with the Commission on March 18, 2005.

(5)	Previously filed as an exhibit to the registrant's Current Report on Form 8-K/A, as filed with the Commission on February 22, 2006.