Form 10QSB
period 2006-06-30
GAMING & ENTERTAINMENT GROUP INC
filed 2006-08-14
CIK 1100356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______________ to  ______________

Commission file number:                 000-28399

Gaming & Entertainment Group, Inc.
(Exact name of small business issuer as
specified in its charter)

Utah	59-1643698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16821 Escalon Dr., Encino, CA 91436
(Address of principal executive offices)

(818) 400-5930
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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐  NO ☒

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

19,830,602 shares of common stock, $0.01 par value, as of August 14, 2006

Transitional Small Business Disclosure Format (check one): YES ☐  NO ☒

FORM 10-QSB

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS JUNE 30, 2006 AND
DECEMBER 31, 2005
(UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash	$286,285	$	$ 122,318
Accounts receivable	5,327		90,142
Total current assets	291,612		212,460

Equipment and Furnishings, net of accumulated depreciation of $45,589 and $317,858	64,642		132,625
Intangible Assets, net of accumulated amortization of $0 and $31,350	-		282,150
Other Assets	11,028		10,272

Total assets	367,282		637,507

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$82,153		$163,998
Accrued expenses	311,826		229,598
Accrued compensation - officers	361,311		220,539
Notes payable - officers	-		55,548
Total current liabilities	755,290		669,683

Long-Term Liabilities
Senior secured note payable, net of unamortized debt discount of $758,373 and $869,407	1,241,627		1,130,593
Deferred rent	28,643		33,052
Total long-term liabilities	1,270,270		1,163,645
Total liabilities	2,025,560		1,833,328

Commitments

Stockholders’ Deficiency
Preferred stock, par value $10 per share; 10,000,000 shares authorized
Class A convertible preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-		-
Class B preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-		-
Common stock, par value $.01 per share; 150,000,000 shares authorized;
19,830,602 and 19,830,602 shares issued and outstanding	198,306		198,306
Additional paid-in capital	6,783,528		6,783,528
Accumulated deficit	(8,780,081)		(8,315,625)
Accumulated other comprehensive income - foreign currency translation gains	139,969		137,970
Total stockholders’ deficiency	(1,658,278)		(1,195,821)

Total liabilities and stockholders’ deficiency	$367,282		$637,507

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX AND
THREE MONTHS ENDED
JUNE 30, 2006 AND 2005
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Revenues:

Services	$138,909	$529,003	$-	$299,223
Product	-	5,000	-	-
Total revenues	138,909	534,003	-	299,223

Cost of revenues:
Services	73,935	186,475	-	87,433
Product	-	5,630	-	(66)
Total cost of revenues	73,935	192,105	-	87,367

Gross margin	64,974	341,898	-	211,856

Operating expenses:
Research and development	94,017	297,877	27,124	139,667
Selling, general and administrative expenses	444,304	775,977	218,746	397,041
Total operating expenses	538,321	1,073,854	245,870	536,708

Operating loss	(473,347)	(731,956)	(245,870)	(324,852)

Other income (expense):

Interest expense and amortization of debt discount	(216,913)	(187,675)	(110,996)	(101,643)
Other income	16,206	142,045	8,314	88,868
Gain on sale of assets	209,598	-	1,445	-
Gain on fair value of warrants	-	2,717	-	-
Fair value of penalty common stock	-	(79,982)	-	-

Total other income (expense)	8,891	(122,895)	(101,237)	(12,775)

Net loss	$(464,456)	$(854,851)	$(347,107)	$(337,627)

Weighted average number of shares outstanding	19,830,602	19,498,113	19,830,602	19,830,602

Net loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.02)	(0.02)

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total
	Share	Amount	Capital	Deficit	Income
Balance at January 1, 2006	19,830,602	$198,306	$6,783,528	$(8,315,625)	$137,970	$(1,195,821)
Foreign currency translation loss (A)	-	-	-	-	1,999	1,999
Net loss	-	-	-	(464,456)	-	(464,456)
Balance at June 30, 2006	19,830,602	$198,306	$6,783,528	$(8,780,081)	$139,969	$(1,658,278)

(A) Comprehensive loss (net loss plus or minus foreign currency translation loss or gain) for the six and three months ended June 30, 2006 and 2005 totaled $462,457, $855,795, $345,108 and $338,571, respectively.

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	2006	2005
Cash flows from operating activities
Net loss	$(464,456)	$(854,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(209,598)	-
Amortization of debt discount	111,034	111,034
Amortization of intellectual property	7,730	-
Amortization of deferred rent	(4,408)	(10,304)
Depreciation expense	33,635	40,431
Fair value of penalty common stock	-	79,982
Gain on fair value of warrants	-	(2,717)
Changes in operating assets and liabilities:
Accounts receivable	85,593	63,285
Accounts payable	(83,180)	(50,242)
Accrued expenses	81,769	84,063
Accrued compensation - officers	140,772	(10,405)
Foreign taxes payable	-	(166,009)
Net cash used in operating activities	(301,109)	(715,733)

Cash flows from investing activities
Proceed from sale of intangible assets	500,000	-
Proceeds from sale of equipment and furnishings	21,000	-
Acquisition of intangible assets	-	(50,000)
Acquisition of equipment and furnishings	(2,278)	(8,798)
Net cash provided by (used in) investing activities	518,722	(58,798)

Cash flows from financing activities
Payment of note payables to officers	(55,548)	-
Proceeds from the issuance of senior secured note and warrants	-	500,000
Net cash provided by (used in) financing activities	(55,548)	500,000

Effect of exchange rate changes on cash	1,902	(7,062)

Net increase/(decrease) in cash	163,967	(281,593)

Cash, beginning of period	122,318	594,024

Cash, end of period	$286,285	$312,431

Supplemental disclosure of cash flow information
Interest paid	$21,285	$-

Supplemental schedule of noncash investing and financing activities:
Intangible assets purchased in exchange for common stock and warrants	$-	263,500

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - BUSINESS AND ORGANIZATION

On January 12, 2004, Gaming & Entertainment Group, Inc., a Nevada corporation (“G&EG Nevada”) consummated a transaction with NorStar Group, Inc., a publicly-held company incorporated in Utah that was not conducting or developing any commercial operations (“NorStar”). In the transaction, NorStar issued 14,600,000 shares of common stock in exchange for all of the outstanding shares of common stock G&EG Nevada. Additionally, NorStar changed its name to Gaming & Entertainment Group, Inc. (“G&EG” or the “Company”). As a result of the exchange, G&EG Nevada became a subsidiary of G&EG. In May 2005, G&EG Nevada was dissolved.

The Company’s historical focus has been on the design and deployment of gaming platforms for utilization in the Internet-based gaming market. On February 15, 2006, we sold our proprietary Internet gaming system, related games and other assets to Cantor G&W (Nevada), L.P. (“Cantor”). As a result of the asset sale, the Company has directed its focus on the expansion of its product line to include gaming systems and game content for deployment in land-based gaming establishments. Specifically, we have developed a proprietary gaming platform, amusement with prizes, or AWP, and Section 16 games for deployment in the United Kingdom and other European gaming markets that offer these types of games. These AWP and Section 16 games consist of roulette, slots and poker games. The foregoing is our current business focus.

As used herein, the “Company” refers to G&EG Nevada prior to January 12, 2004 and to G&EG and its subsidiaries from that date forward.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, in the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to make the presentation of the Company’s financial position as of June 30, 2006 and its results of operations and cash flows for the interim periods presented not misleading. Results of operations for interim periods are not necessarily indicative of results for the full years of which they are a part.

Business Condition

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses of $464,456 and $347,107 for the six and three months ended June 30, 2006, respectively, and recurring losses in prior years. As of June 30, 2006, the Company had an accumulated deficit of $8,780,081 and a stockholders’ deficiency of $1,658,278. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern for a reasonable period of time is dependent upon its ability to generate sufficient cash flows from its operations or obtain sufficient equity or debt capital from third party sources to meet its obligations as they become due. The Company had a working capital deficiency of $463,678 at June 30, 2006, and used $301,109 of net cash in operating activities in the six months ended June 30, 2006.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED) (CONTINUED)

The Company has undertaken an assessment as to whether its long-lived assets have been impaired following the sale of certain assets by the Company in the six months ended June 30, 2006. Impairment losses on long-lived assets, such as equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. Based on its assessment, the Company does not believe its long-lived assets have been impaired.

Through June 30, 2006, the Company has funded its operations primarily through the issuance of common stock, warrants and options to outside investors for cash, and consultants and others for services, and the issuance of promissory notes and warrants to third parties, specifically Cantor since September 2004. Management anticipates that additional funding of not less than $250,000 will be necessary to fund the Company’s operations through June 30, 2007. Management believes, but cannot assure, that the Company will be able to obtain such funding through product placements and third party financing and continue its operations through at least June 30, 2007. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some, or all, of its operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Revenues from online gaming software license fees, in relation to the utilization of the Company’s proprietary gaming platform which was sold to Cantor in February 2006, will be recognized as earned based upon a percentage of the gross win realized by Cantor from its Cantor Casino, the FHM Casino and other “white label” Internet gaming sites it may develop in the future. When the Company receives a percentage of the gaming revenues generated by clients of Cantor, it will recognize such revenues when earned. To this end, the Company will receive royalties, on an annual basis during the period the secured promissory note with Cantor remains outstanding, to be applied against the outstanding principal and accrued interest under the secured promissory note.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED) (CONTINUED)

Revenue from gaming machines that are sold will be recognized upon completion of installation and acceptance by the gaming establishment, provided collectibility is reasonably assured.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method. Under this transition method, compensation costs are recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date, and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. Accordingly, we did not restate the results of prior periods. The most notable change with the adoption is that compensation expense associated with stock options will be recognized in our Statement of Operations, rather than being disclosed in a pro forma footnote to our financial statements.

Prior to January 1, 2006, the Company accounted for stock options granted under our 2004 Stock Option and Incentive Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. The Company has historically and continues to estimate the fair value of share based awards using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model.

The exercise price of all of the options granted to employees and consultants has been equal to or greater than the fair market value at the date of grant and, accordingly, the Company has not recorded any earned or unearned compensation cost related to such options in the accompanying condensed consolidated financial statements. As a result of adopting FAS 123(R), the compensation expense that would be recognized for the three and six months ended June 30, 2006 due to all options outstanding, net of estimated forfeitures being fully vested as at January 1, 2006, was not material.

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

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED) (CONTINUED)

Net Loss per Share

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period and the treasury stock method had been applied. Since the Company had net losses for the three and six months ended June 30, 2006 and 2005, the effects of the assumed exercise of outstanding options and warrants would have been anti-dilutive and, accordingly, basic and diluted net loss per share in each period were the same. As of June 30, 2006 and 2005, the Company had options and warrants outstanding for the purchase of 9,354,075 and 17,215,929 shares of common stock, respectively, that were not included in the computation of diluted loss per share.

Concentrations

The Company currently receives all of its revenue from Cantor. In the three months ended June 30, 2006, no revenues were realized from the Company’s royalty arrangement with Cantor. It is anticipated that the Company’s revenue sources will significantly diversify in future periods as it commences deployment of AWP and Section 16 gaming machines in the United Kingdom and other European Union countries where these types of gaming machines are offered.

Intangible Assets

Intangible assets, which consist of intellectual property, are recorded at cost and amortized on a straight-line basis over their estimated useful lives of 5 years. Gains or losses from disposals are credited or charged to income.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2006:

	Cost	Accumulated Amortization	Net	Proceeds from sale of IP	Gain on sale of IP
Amortizable intangible assets
Intellectual Property	$315,500	$41,080	$274,420	$500,000	$225,580

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED) (CONTINUED)

On February 15, 2006, the Company entered into an Asset Purchase Agreement (the “Cantor Asset Purchase Agreement”) with Cantor.

Pursuant to the terms of the Cantor Asset Purchase Agreement, Cantor paid the Company $500,000 in consideration for certain assets, including (i) the source and object code relating to the software previously licensed by Cantor pursuant to the license agreement between the parties, including all intellectual property rights thereto, and all related documentation, (ii) all graphics relating to the source code for all Internet casinos previously developed by the Company, excluding certain graphics owned by third parties and (iii) various hardware consisting of computer servers, personal computers and other computer equipment.

NOTE 4 - COMMITMENTS

Consulting Agreements

On February 15, 2006, Kevin J. Burman, Chief Operating Officer of the Company and a director of each of its wholly-owned subsidiaries, resigned from all of the above positions. Mr. Burman accepted employment with Cantor as its Chief Development Officer. The foregoing was mutually agreed upon by Mr. Burman, the Company and Cantor. Mr. Burman’s resignation did not involve any disagreement with the Company, its officers or directors.

In conjunction with the Cantor Asset Purchase Agreement, all further obligations of the Company, pursuant to the asset purchase agreement with Absolute Game, Ltd., have been terminated, including the consulting agreement with Peter Bengtsson of Absolute Game, Ltd. No accounts payable or accrued expenses were forgiven in conjunction with the foregoing.

Operating Leases

On March 31, 2006, the Company vacated its office in North Sydney, Australia, with a monthly lease rate of $13,000 Australian dollars (approx. US$10,250). This lease was subject to an oral agreement which required six months advance written notice prior to vacating the premises. Notice to vacate was given on October 1, 2005.

On May 1, 2006, the Company entered into an agreement to lease offices in Edgecliff, Sydney, Australia, with a monthly lease rate of $4,000 Australian dollars (approx. US$3,000). The lease is subject to an oral agreement which requires three months advance written notice prior to vacating the premises.

NOTE 5 - STOCK OPTIONS AND WARRANTS

Stock Options

A summary of the changes in outstanding stock options during the six months ended June 30, 2006 follows:

	Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2006	1,923,168	$0.77
Granted	-	$-
Forfeited	435,843	$0.82
Outstanding, June 30, 2006	1,487,325	$0.75
Exercisable, June 30, 2006	1,487,325	$0.75

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

A summary of the changes in outstanding warrants during the six months ended June 30, 2006 follows:

	Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2006	13,966,750	$0.55
Amendment to Equity Warrant	(6,000,000)	$0.60
Expired	(100,000)	$0.75
Outstanding, June 30, 2006	7,866,750	$0.50

NOTE 6 - PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock, having a $10 par value. The Company has designated 1,000,000 shares as Class A convertible and 1,000,000 shares as Class B convertible. At the time of issuance, the Board of Directors has the right to designate the rights, preferences and privileges of each class. As of June 30, 2006, there were no shares of preferred stock outstanding.

NOTE 7 - TRANSACTIONS WITH CANTOR G&W (NEVADA), L.P.

Pursuant to the Loan Facility and Investment Agreement dated December 8, 2004, between the Company and Cantor, the Company received $2,000,000, evidenced by a secured promissory note (the “Note”). The Note matures on December 9, 2009 and bears interest at the Federal Funds Rate, as in effect and subject to change from time to time, plus six percent (6%). The Company received total proceeds of $500,000 and $1,500,000 from the Note in 2005 and 2004, respectively, and recorded an aggregate discount of $1,110,340 for the fair value of the 13,000,000 warrants issued in connection with the Note. This discount is amortized over the period of the related debt using the straight-line method. As of June 30, 2006, the unamortized debt discount on the Note was $758,373.

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

The terms of the Cantor Asset Purchase Agreement also include (I) the termination of the license agreement between the Company and Cantor, (II) the termination of the investment agreement between the Company and Cantor, (III) an amendment to the Note as follows: (a) forgiveness, on an annual basis during the period the Note remains outstanding, of outstanding principal and accrued interest under the Note in an amount equal to the royalties that would have been payable to the Company relating to the Cantor Casino, the FHM Casino and all future “white-label” Internet casino clients of Cantor had the license agreement not been terminated; (b) a modification of “change of control” of the Company so that Cantor may only require immediate repayment of the Note in the event a “person” or “group” (as such terms are used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the beneficial owner, directly or indirectly, of 51% of the voting common stock of the Company (i) through acquisition of common stock of the Company, (ii) as a result of a merger or consolidation involving the Company, or (iii) as a result of the sale of all or substantially all of the assets of the Company, and (c) allows for prepayments of the outstanding principal and accrued interest under the Note, (IV) an amendment to the security agreement between the Company and Cantor which provides that Cantor’s security interest in the assets of the Company shall be subordinated with respect to any collateral acquired by the Company with the proceeds of any future debt or equity issuances, (V) an amendment to the equity warrant to reduce the number of shares exercisable thereunder, at a price of $0.60 per share, from 8,000,000 shares to 2,000,000 shares, and (VI) the termination of the option and irrevocable proxy agreement between Cantor and the existing officers and certain stockholders of the Company.

NOTE 8 - RELATED PARTY TRANSACTIONS

On September 6, 2004, the Company entered into promissory notes payable with Tibor Vertes, our Chief Executive Officer and Chairman, and Gregory L. Hrncir, our President, for accrued salary and legal services rendered prior to becoming President of the Company in September 2003, respectively. Repayment of the notes commenced on October 1, 2004 and matured on December 1, 2005. The notes were non-interest bearing. However, the notes remained unpaid upon maturity and upon the occurrence of a default, the principal amount of the notes were increased to reflect accrued interest of ten percent (10%).

On February 27, 2006, the Company repaid the outstanding balance of Mr. Vertes’ and Mr. Hrncir’s notes of $20,138 and $35,410, respectively. Interest paid during the six months ended June 30, 2006, on Messrs. Vertes’ and Hrncir's notes, amounted to $7,844 and $13,441, respectively.

On May 1, 2006, the Company entered into an agreement with Robit Nominees Pty Limited to lease offices in Edgecliff, Sydney, Australia, with a monthly lease rate of $4,000 Australian dollars (approx. US$3,000). Tibor Vertes, our Chief Executive Officer and Chairman is a Director of Robit Nominees Pty Limited. The lease is an arms length transaction and subject to an oral agreement which requires three months advance written notice prior to vacating the premises.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED) (CONTINUED)
NOTE 9 - INFORMATION ABOUT GEOGRAPHICAL AREAS

The Company presently operates in one reportable segment - gaming software development. Revenue information and long lived assets by geographical area is set forth below for the three and six months ended June 30, 2006 and 2005:

Six Months Ended June 30, 2006

Geographical area	Revenues from external customers	Long-lived assets
United States	-	$28,643
United Kingdom	-	$3,244
Australia	$138,909	$32,755
	$138,909	$64,642

Three Months Ended June 30, 2006

Geographical area	Revenues from external customers
United States	-
United Kingdom	-
Australia	-
-

Six Months Ended June 30, 2005

Geographical area	Revenues from external customers	Long-lived assets
United States	$5,000	$112,108
United Kingdom	-	$1,802
Australia	$529,003	$16,760
	$534,003	$130,670

Three Months Ended June 30, 2005

Geographical area	Revenues from external customers
United States	-
United Kingdom	-
Australia	$299,223
$299,223

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED) (CONTINUED)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Statement on Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to plans for product development, product placement, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, our ability to locate necessary sources of capital to sustain our operations, the continued growth of the gaming industry, the success of our product development activities, the acceptance of our products in the marketplace, vigorous competition in the gaming industry, our dependence on existing management, changes in gaming laws and regulations (including actions affecting licensing), our leverage and debt service (including sensitivity to fluctuations in interest rates) and domestic or global economic conditions.

Overview

On January 12, 2004, Gaming & Entertainment Group, Inc., a Nevada corporation (“G&EG Nevada”) consummated a transaction with NorStar Group, Inc., a publicly-held company incorporated in Utah that was not conducting or developing any commercial operations (“NorStar”). In the transaction, NorStar issued 14,600,000 shares of common stock in exchange for all of the outstanding shares of common stock of G&EG Nevada. Additionally, NorStar changed its name to Gaming & Entertainment Group, Inc. (“G&EG” or the “Company”). As a result of the exchange, G&EG Nevada became a subsidiary of G&EG. In May 2005, G&EG Nevada was dissolved.

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

In this report, the references to “we,” “us” or “our” relate to G&EG Nevada prior to January 12, 2004 and to G&EG and its subsidiaries from that date forward.

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

Description of Revenues

Through June 30, 2006, our revenues were generated from the development of prospective Internet gaming sites in regulated gaming markets outside of the United States, as well as maintenance and technical support contracts. On December 8, 2004, we entered into definitive agreements with Cantor which included, among other things, the exclusive license of our Internet gaming software to them. In conjunction with this license, we received a monthly development fee for the development of the Cantor Casino, which went live on October 1, 2005 and does not permit bets to be placed by individuals in the United States. The development fees concluded in February 2006 upon the sale of certain assets to Cantor. We will, however, continue to receive 15% of the net win realized by the Cantor Casino following repayment of certain expenses associated therewith. Cantor has developed an Internet gaming site on behalf of FHM Magazine known as FHM Casino, and it is anticipated that Cantor will develop additional “white-label” Internet gaming sites on behalf of third parties (i.e., third party entities that utilize the internet gaming platform purchased by Cantor from the Company), each of which will prohibit bets in the United States. Similar to the Cantor Casino, we will receive a development fee and a portion of the net win realized by FHM Casino and other “white-label” sites. Our portion of the net win will be applied, on an annual basis, against the outstanding principal and accrued interest under the secured promissory note payable in favor of Cantor.

The placement of gaming equipment is capital intensive. In this regard, to the extent we make such placements in the United Kingdom and other European Union countries where our AWP and Section 16 gaming machines have applicability, we will require a credit facility sufficient to finance the manufacture and deployment of our gaming machines. At this time, we do not have a credit facility.

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

Revenues from the enhancement, maintenance and technical support of Internet gaming sites in regulated gaming markets are recognized as the services are performed or pro rata over the service period. When we receive a percentage of the gaming revenues generated by Cantor and its Internet gaming clients, we will generally recognize such revenues upon receipt. Based upon the sale of our Internet gaming system and games to Cantor on February 15, 2006, we will not realize revenues from the enhancement, maintenance and technical support of Internet gaming sites following such date. We will, however, continue to receive royalty payments, to be applied against the outstanding principal and accrued interest under the senior secured note issued in favor of Cantor, with respect to the Cantor Casino and all “white-label” Internet gaming sites developed by Cantor utilizing the Internet gaming software sold by us to Cantor.

Revenues from the sale of gaming machines in the United Kingdom and other European Union countries, as applicable, will be recognized upon completion of installation and acceptance by the gaming operators, provided collectibility is reasonably assured.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues

During the three months ended June 30, 2006, we generated no revenues as compared to revenues from services of $299,223, during the three months ended June 30, 2005. The 100.0% decrease in revenues from services during the three months ended June 30, 2006 was due primarily to the cessation of Internet gaming development undertaken on behalf of Cantor based upon the sale of our Internet gaming system and games to Cantor on February 15, 2006. Consequently, we will not realize revenues from the enhancement, maintenance and technical support of Internet gaming sites following such date. Presently, we anticipate commencing sales of our AWP and Section 16 gaming machines in the United Kingdom in the late third quarter of 2006.

Cost of Revenues

During the three months ended June 30, 2006, we had no significant cost of revenues compared to $87,367 during the three months ended June 30, 2005. During the three months ended June 30, 2006, we had no cost of revenues, whereas during the three months ended June 30, 2005, our costs of revenues consisted of $87,367 attributable to services. The $87,367, or 100.00% decrease in the cost of revenues related to services was directly related to no revenues being realized in the three months ended June 30, 2006. We did not incur any costs related to product sales during the three months ended June 30, 2006 as we did not record any revenues from product sales during said period.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

We realized no gross profit during the three months ended June 30, 2006, compared to gross profit of $211,856 during the three months ended June 30, 2005. The $211,856 or 100.0% decrease in gross profit related primarily to the cessation of Internet gaming development due to the sale of our Internet gaming system and other assets to Cantor.

Operating Expenses

For the three months ended June 30, 2006, we incurred total operating expenses of $245,870, compared to $536,708 for the three months ended June 30, 2005, a decrease of $290,838, or 54.2%. The decrease in total operating expenses relates to a $112,543 decrease in research and development expenses and a $178,295 decrease in selling, general and administrative expenses.

During the three months ended June 30, 2006, we incurred research and development expenses of $27,124, compared to $139,667 during the three months ended June 30, 2005, a decrease of $112,543, or 80.6%. The decrease in our research and development expenses was due primarily to a significant reduction of personnel in the three months ended June 30, 2006 as compared to the same period in 2005. We anticipate making our initial deployment of AWP and Section 16 games into the United Kingdom market in the late third quarter of this year utilizing our strategic partner, Electrocoin. Thereafter, we anticipate selling such gaming machines in other European Union jurisdictions where such games are offered. While this is our initial deployment of gaming machines into land-based gaming operations, we have minimized the risk by partnering with Electrocoin, an established manufacturing and distribution company. Moreover, by doing so, we have eliminated the traditional capital costs associated with the deployment of gaming machines through avoidance of manufacturing and the establishment of a sales and distribution team. However, we will need to procure a credit facility to finance the production of the gaming machines during the period commencing upon the conclusion of manufacturing of the gaming machines and concluding on the sale of such gaming machines. At this time we do not have a credit facility.

During the three months ended June 30, 2006, we incurred selling, general and administrative expenses of $218,746, compared to $397,041 during the three months ended June 30, 2005, a decrease of $178,295, or 44.9%. The decrease in our selling, general and administrative expenses was due primarily to the reduced number of employees, the closure of our Las Vegas, Nevada offices and the decrease in overseas travel associated with Internet gaming development on behalf of Cantor.

Other Income (Expense)

For the three months ended June 30, 2006, other expense was $101,237, compared to other expense of $12,775 for the three months ended June 30, 2005, an increase of other expense of $88,462, or 692.5%. The increase is related primarily to $55,479 of interest expense incurred in connection with the issuance of the senior secured note payable to Cantor and $55,517 in amortization of associated debt discount, offset in part, by other income of $8,314 and gain on sale of assets of $1,445.

Net Loss

For the three months ended June 30, 2006, we experienced a net loss of $347,107, compared to a net loss of $337,627 for the three months ended June 30, 2005, an increase of $9,480, or 2.8%. The decrease in the net loss is directly attributable to a $290,838 reduction in operating expenses, offset, in part, by a $211,856 decrease in gross profit and an $88,462 increase in other expense.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues

During the six months ended June 30, 2006, we generated revenues from the development of the Cantor Casino, technical support services and product sales totaling $138,909, as compared to revenues from services and product sales of $529,003 and $5,000, respectively, during the six months ended June 30, 2005. The $390,094, or 73.7%, decrease in revenues from services and the absence of any revenues from product sales during the six months ended June 30, 2006 was due primarily to the cessation of Internet gaming development undertaken on behalf of Cantor, based upon the sale of our Internet gaming system and games to Cantor on February 15, 2006. Consequently, we will not realize revenues from the enhancement, maintenance and technical support of Internet gaming sites following such date. We anticipate commencing sales of our AWP and Section 16 gaming machines in the United Kingdom in the late third quarter of 2006.

Cost of Revenues

During the six months ended June 30, 2006, our cost of services revenues was $73,935 compared to $186,475 attributable to services and $5,630 attributable to product sales during the six months ended June 30, 2005. The $112,540, or 60.4%, decrease in the cost of revenues related to services was directly related to the decrease in the revenues from services and the timing of the recognition of costs related to such revenues. We did not incur any costs related to product sales during the six months ended June 30, 2006 as we did not record any revenues from product sales during said period.

We realized gross profit of $64,974 during the six months ended June 30, 2006, compared to gross profit of $341,898 during the six months ended June 30, 2005. The $276,924 or 81.0% decrease in gross profit related primarily to the cessation of Internet gaming development due to the sale of our Internet gaming system and other assets to Cantor.

Operating Expenses

For the six months ended June 30, 2006, we incurred total operating expenses of $538,321, compared to $1,073,854 for the six months ended June 30, 2005, a decrease of $535,533, or 49.9%. The decrease in total operating expenses relates to a $203,860 decrease in research and development expenses and a $331,673 decrease in selling, general and administrative expenses.

During the six months ended June 30, 2006, we incurred research and development expenses of $94,017, compared to $297,877 during the six months ended June 30, 2005, a decrease of $203,860, or 68.4%. The decrease in our research and development expenses was due primarily to the development of the Cantor Casino in the six months ended June 30, 2005, utilizing our existing Internet gaming platform, and a significant reduction of personnel in the six months ended June 30, 2006 as compared to the same period in 2005. We anticipate making our initial deployment of AWP and Section 16 games into the United Kingdom market in the late third quarter of this year utilizing our strategic partner, Electrocoin. Thereafter, we anticipate selling such gaming machines in other European Union jurisdictions where such games are offered.

During the six months ended June 30, 2006, we incurred selling, general and administrative expenses of $444,304, compared to $775,977 during the six months ended June 30, 2005, a decrease of $331,673, or 42.7%. The decrease in our selling, general and administrative expenses was due primarily to the reduced number of employees, the closure of our Las Vegas, Nevada offices and the decrease in overseas travel associated with Internet gaming development on behalf of Cantor.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Other Income (Expense)

For the six months ended June 30, 2006, other income was $8,891, compared to other expense of $122,895 for the six months ended June 30, 2005, an increase of other income of $131,786. The increase is related primarily to a $209,598 gain on sale of assets and $16,206 of other income, offset in part, by $105,879 of interest expense incurred in connection with the issuance of the senior secured note payable and $111,034 amortization of associated debt discount.

Net Loss

For the six months ended June 30, 2006, we experienced a net loss of $464,456, compared to a net loss of $854,851 for the six months ended June 30, 2005, a decrease of $390,395, or 45.7%. The significant decrease in the net loss is directly attributable to a $535,533 reduction in operating expenses, a $131,786 increase in other income, offset, in part, by a $276,924 decrease in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2006, we had cash of $286,285 and total liabilities of $2,025,560, of which $755,290 are current liabilities. As of June 30, 2006, we had a working capital deficiency of $463,678 and a stockholders’ deficiency of $1,658,278. During the six months ended June 30, 2006, cash on hand increased by $163,967, from $122,318 to $286,285. The increase in cash reflected $518,722 of net cash provided by investing activities, offset by $301,109 of net cash used in operating activities, $55,548 of net cash used in financing activities and $1,902 of net cash provided by the effect of exchange rate changes.

Operating activities used net cash of $301,109 during the six months ended June 30, 2006, whereas operating activities used net cash of $715,733 during the six months ended June 30, 2005. The net cash used in operating activities during the six months ended June 30, 2006 related primarily to our net loss of $464,456, a decrease on gain on sale of assets of $209,598, a decrease in amortization of deferred rent of $4,408, a decrease in accounts payable in the amount of $83,180, offset, in part, by an increase in amortization of debt discount of $111,034, an increase in amortization of intellectual property of $7,730, an increase in depreciation expense of $33,635, a decrease in accounts receivable of $85,593, an increase in accrued expenses of $81,769, and an increase in accrued compensation - officers of $140,772. During the six months ended June 30, 2005, our operating activities used net cash of $715,733, reflecting our net loss of $854,851, a decrease in amortization of deferred rent of $10,304, a decrease on gain on fair value of warrants of $2,717, a decrease on foreign taxes payable of $166,009, offset, in part, by an increase in amortization of debt discount of $111,034, an increase in depreciation expense of $40,431, an increase in the fair value of penalty common stock of $79,982, a decrease in accounts receivable of $63,285, a decrease in accounts payable of $50,242, an increase in accrued expenses of $84,063, and a decrease in accrued compensation - officers of $10,405.

Investing activities provided $518,722 during the six months ended June 30, 2006, compared to $58,798 used during the six months ended June 30, 2005. The increase in cash provided by investing activities relates to the sale of certain intangible assets consisting of source code and graphics relating to our Internet gaming software. Investing activities during the six months ended June 30, 2005 reflect the purchase of certain intangible assets consisting of next generation digital casino and poker games.

Financing activities used $55,548 of net cash during the six months ended June 30, 2006, compared to $500,000 of net cash provided by financing activities during the six months ended June 30, 2005. The net cash used in our financing activities during the six months ended June 30, 2006 relates to the payment of all outstanding principal and accrued interest under the promissory notes in favor of Tibor N. Vertes and Gregory L. Hrncir, our Chief Executive Officer and President, respectively. The net cash provided by our financing activities during the six months ended June 30, 2005 reflects $500,000 from the issuance of a senior secured note to Cantor under an existing debt agreement.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Outlook

We incurred net losses of $464,456 and $854,851 and negative net cash flows from operating activities of $301,109 and $715,733 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, we had an accumulated deficit of $8,780,081. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

We anticipate that for the twelve month period ending June 30, 2007, we will need a minimum of $250,000 in additional third party funding or future revenues not otherwise contractually committed, for ongoing research and development of our AWP and Section 16 gaming software, advertising and marketing and the manufacture of gaming machines to be deployed on a sale basis in Europe.

Until we generate sufficient cash from our operations, we will need to rely upon private and institutional sources of debt and equity financing. Based on presently known plans, we believe that we will be able to fund our operations and required expenditures through the fourth quarter of 2006 through cash on hand and revenue from existing development projects. We will require additional cash, either through additional revenue realization, the exercise of warrants by Cantor, or from third party debt or equity sources. Alternatively, we will be forced to seek cash from other third party sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations to profitability and beyond.

RISK FACTORS

We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations, and the trading price of our common stock could further decline. These risks factors include, but are not limited to, our limited operating history, history of operating losses, the inability to obtain for additional capital, the failure to successfully expand our operations, the barriers of entry into new gaming markets, the competition in the gaming industry from competitors with substantially greater resources, the legal and regulatory requirements and uncertainties related to our industry, the inability to enter into strategic partnerships with manufacturers and distributors, the loss of key personnel, adverse economic conditions, adverse currency rate fluctuations, the inability to protect our proprietary information against unauthorized use by third parties, the control of our common stock by our management, the classification of our common stock as “penny stock,” the absence of any right to dividends, the costs associated with the issuance of and the rights granted to additional securities, the unpredictability of the trading of our common stock and the ability of our board of directors to issue up to collectively 10,000,000 shares, $10 par value, of preferred stock.

For a more detailed discussion as to the risks related to Gaming & Entertainment Group, Inc., our industry and our common stock, please see “Management’s Discussion and Analysis or Plan of Operation - Risk Factors” in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 17, 2006.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

GAMING& ENTERTAINMENT GROUP, INC. (Registrant)

Date: August 14, 2006	By:	/s/ Gregory L. Hrncir
Gregory L. Hrncir
Its:	President and Secretary