Form 10-Q
period 2006-09-30
GAMING & ENTERTAINMENT GROUP INC
filed 2006-11-13
CIK 1100356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission file number:	000-28399

Gaming & Entertainment Group, Inc.

(Exact name of small business issuer as
specified in its charter)

Utah	59-1643698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4501 Hayvenhurst Ave., Encino, CA 91436
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

19,830,602 shares of common stock, $0.01 par value, as of November 13, 2006
Transitional Small Business Disclosure Format (check one): YES ☐  NO  ☒

FORM 10-QSB

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets September 30, 2006 and December 31, 2005
(Unaudited)

ASSETS
	September 30, 2006	December 31, 2005
Current Assets
Cash	$185,231	$	$ 122,318
Accounts receivable	—		90,142
Total current assets	185,231		212,460

Equipment and Furnishings, net of accumulated depreciation of $53,756 and $317,858	57,955		132,625
Intangible Assets, net of accumulated amortization of $0 and $31,350	—		282,150
Other Assets	11,052		10,272

Total assets	254,238		637,507

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$82,312		$163,998
Accrued expenses	371,901		229,598
Accrued compensation - officers	450,848		220,539
Notes payable - officers	—		55,548
Total current liabilities	905,061		669,683

Long-Term Liabilities
Senior secured note payable, net of unamortized debt discount of $702,857 and $869,407	1,297,143		1,130,593
Deferred rent	26,438		33,052
Total long-term liabilities	1,323,581		1,163,645
Total liabilities	2,228,642		1,833,328

Commitments

Stockholders’ Deficiency
Preferred stock, par value $10 per share; 10,000,000 shares authorized
Class A convertible preferred stock, par value $10 per share; 1,000,000 shares designated; none issued	—		—
Class B preferred stock, par value $10 per share; 1,000,000 shares designated; none issued	—		—
Common stock, par value $.01 per share; 150,000,000 shares authorized; 19,830,602 and 19,830,602 shares issued and outstanding	198,306		198,306
Additional paid-in capital	6,783,528		6,783,528
Accumulated deficit	(9,096,230)		(8,315,625)
Accumulated other comprehensive income - foreign currency translation gains	139,992		137,970
Total stockholders’ deficiency	(1,974,404)		(1,195,821)

Total liabilities and stockholders’ deficiency	$254,238		$637,507

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations For the Nine and Three Months ended
September 30, 2006 and 2005
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Revenues:

Services	$139,777	$910,487	$—	$381,486
Product	—	21,930	—	16,930
Total revenues	139,777	932,417	—	398,416

Cost of revenues:
Services	73,935	390,673	—	204,198
Product	—	18,423	—	12,794
Total cost of revenues	73,935	409,096	—	216,992

Gross margin	65,842	523,321	—	181,424

Operating expenses:
Research and development	150,241	353,466	56,223	55,590
Selling, general and administrative expenses	594,475	1,128,357	150,171	352,379
Total operating expenses	744,716	1,481,823	206,394	407,969

Operating loss	(678,874)	(958,502)	(206,394)	(226,545)

Other income (expense):

Interest expense and amortization of debt discount	(328,526)	(288,063)	(111,613)	(100,389)
Other income	22,059	156,116	5,851	14,071
Gain (loss) on sale of assets	204,736	—	(4,861)	—
Gain on fair value of warrants	—	2,717	—	—
Fair value of penalty common stock	—	(79,982)	—	—

Total other income (expense)	(101,731)	(209,212)	(110,623)	(86,318)

Net loss	$(780,605)	$(1,167,714)	$(317,017)	$(312,863)

Weighted average number of shares outstanding	19,830,602	19,610,161	19,830,602	19,830,602

Net loss per share - basic and diluted	$(0.04)	$(0.06)	$(0.02)	(0.02)

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Deficiency
For the Nine Months ended September 30, 2006
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2006	19,830,602	$198,306	$6,783,528	$(8,315,625)	$137,970	$(1,195,821)
Foreign currency translation loss (A)	—	—	—	—	2,022	2,022
Net loss	—	—	—	(780,605)	—	(780,605)
Balance at September 30, 2006	19,830,602	$198,306	$6,783,528	$(9,096,230)	$139,992	$(1,974,404)

(A) Comprehensive loss (net loss plus or minus foreign currency translation loss or gain) for the nine and three months ended September 30, 2006 and 2005 totaled $778,583, $1,169,634, $314,995 and $314,783, respectively.

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities
Net loss	$(780,605)	$(1,167,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(204,736)
Amortization of debt discount	166,551	166,551
Amortization of intellectual property	7,730	15,675
Amortization of deferred rent	(6,611)	(12,508)
Depreciation expense	36,377	56,577
Fair value of penalty common stock	—	79,982
Gain on fair value of warrants	—	(2,717)
Changes in operating assets and liabilities:
Accounts receivable	91,580	80,419
Accounts payable	(84,028)	(64,432)
Accrued expenses	141,396	136,811
Accrued compensation - officers	230,309	9,328
Foreign taxes payable	—	(166,009)
Net cash used in operating activities	(402,037)	(868,037)

Cash flows from investing activities
Proceeds from sale of intangible assets	500,000	—
Proceeds from sale of equipment and furnishings	21,000	—
Acquisition of intangible assets	—	(50,000)
Acquisition of equipment and furnishings	(2,278)	(46,229)
Net cash provided by (used in) investing activities	518,722	(96,229)

Cash flows from financing activities
Payment of note payables to officers	(55,548)	—
Proceeds from the issuance of senior secured note and warrants	—	500,000
Net cash provided by (used in) financing activities	(55,548)	500,000

Effect of exchange rate changes on cash	1,776	(7,709)

Net increase/(decrease) in cash	62,913	(471,975)

Cash, beginning of period	122,318	594,024

Cash, end of period	$185,231	$122,049
Supplemental disclosure of cash flow information
Interest paid	$21,285	$—

Supplemental schedule of noncash investing and financing activities:
Intangible assets purchased in exchange for common stock and warrants	$—	$263,500

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

The Company’s historical focus has been on the design and deployment of gaming platforms for utilization in the Internet-based gaming market. On February 15, 2006, we sold our proprietary Internet gaming system, related games and other assets to Cantor G&W (Nevada), L.P. (“Cantor”). As a result of the asset sale, the Company has directed its focus on the expansion of its product line to include gaming systems and game content for deployment in land-based gaming establishments. Specifically, we have developed a proprietary gaming platform, amusement with prizes, or AWP, and Section 16 games for deployment in the United Kingdom and other European gaming markets that offer these types of games. These AWP and Section 16 games consist of roulette, slots and poker games. Currently, we have our AWP and Section 16 gaming machines on trial at various gaming venues in the United Kingdom. To date, the gaming machines have exhibited above average performance relative to its direct competition. The Company cannot, however, assure that it will sell a sufficient number of gaming machines in the future to consistently cover its operating overhead, if at all.

As used herein, the “Company” refers to G&EG Nevada prior to January 12, 2004 and to G&EG and its subsidiaries from that date forward.

Note 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, in the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to make the presentation of the Company’s financial position as of September 30, 2006 and its results of operations and cash flows for the interim periods presented not misleading. Results of operations for interim periods are not necessarily indicative of results for the full years of which they are a part.

Business Condition

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses of $780,605 and $317,017 for the nine and three months ended September 30, 2006, respectively, and recurring losses in prior years. As of September 30, 2006, the Company had an accumulated deficit of $9,096,230 and a stockholders’ deficiency of $1,974,404. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern for a reasonable period of time is dependent upon its ability to generate sufficient cash flows from its operations or obtain sufficient equity or debt financing from third party sources to meet its obligations as they become due. The Company had a working capital deficiency of $719,830 at September 30, 2006, and used $402,037 of net cash in operating activities in the nine months ended September 30, 2006.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

The Company has undertaken an assessment as to whether its long-lived assets have been impaired following the sale of certain assets by the Company in the nine months ended September 30, 2006. Impairment losses on long-lived assets, such as equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. Based on its assessment, the Company does not believe its long-lived assets have been impaired.

Through September 30, 2006, the Company has funded its operations primarily through the issuance of common stock, warrants and options to outside investors for cash, and consultants and others for services, and the issuance of promissory notes and warrants to third parties, specifically Cantor commencing in September 2004. Management anticipates that working capital of not less than $500,000 will be necessary to fund the Company’s operations through September 30, 2007. Management anticipates, but cannot assure, that the Company will be able to obtain such working capital through product placements and third party financing and continue its operations through at least September 30, 2007. If the Company is not able to obtain adequate working capital, it may have to curtail or terminate some, or all, of its operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Revenue Recognition

Revenues from the enhancement, maintenance and technical support of Internet gaming sites in regulated gaming markets, in relation to software development previously performed, has been recognized as the services were performed, or if no pattern of performance is discernable, on a straight-line basis over the period in which the services have been performed.

Revenues from Internet gaming site development contracts in regulated gaming markets, in relation to software development previously performed, has been recognized using the percentage of completion method of accounting with labor hours as the basis for measurement of progress toward completion of the contracts.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Revenues from online gaming software license fees, in relation to the utilization of the Company’s proprietary gaming platform which was sold to Cantor in February 2006, will be recognized as earned based upon a percentage of the gross win realized by Cantor from its Cantor Casino, the FHM Casino and other “white label” Internet gaming sites it may develop in the future. When the Company receives a percentage of the gaming revenues generated by clients of Cantor, it will recognize such revenues when earned. To this end, the Company will receive royalties, on an annual basis during the period the secured promissory note with Cantor remains outstanding, to be applied against the outstanding principal and accrued interest under the secured promissory note. To date, the Company has not realized any revenues from the foregoing.

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

The exercise price of all of the options granted to employees and consultants has been equal to or greater than the fair market value at the date of grant and, accordingly, the Company has not recorded any earned or unearned compensation cost related to such options in the accompanying condensed consolidated financial statements. As a result of adopting FAS 123(R), the compensation expense that would be recognized for the three and nine months ended September 30, 2006 due to all options outstanding, net of estimated forfeitures being fully vested as at January 1, 2006, was not material.

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

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Net Loss per Share

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period and the treasury stock method had been applied. Since the Company had net losses for the three and nine months ended September 30, 2006 and 2005, the effects of the assumed exercise of outstanding options and warrants would have been anti-dilutive and, accordingly, basic and diluted net loss per share in each period were the same. As of September 30, 2006 and 2005, the Company had options and warrants outstanding for the purchase of 9,354,075 and 17,215,929 shares of common stock, respectively, that were not included in the computation of diluted loss per share.

Concentrations

The Company currently receives all of its revenue from Cantor. In the three months ended September 30, 2006, no revenues were realized from the Company’s royalty arrangement with Cantor. It is anticipated that the Company’s future revenues will be derived principally from the sale of AWP and Section 16 gaming machines in the United Kingdom and other European Union countries where these types of gaming machines are offered.

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

Intangible assets consist of the following as of September 30, 2006:

	Cost	Accumulated Amortization	Net	Proceeds from sale of IP	Gain on sale of IP
Amortizable intangible assets
Intellectual Property	$315,500	$41,080	$274,420	$500,000	$225,580

On February 15, 2006, the Company entered into an Asset Purchase Agreement (the “Cantor Asset Purchase Agreement”) with Cantor.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

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

Operating Leases

On March 31, 2006, the Company vacated its office in North Sydney, Australia, with a monthly lease rate of $13,000 Australian dollars (approx. US$10,250). This lease was subject to an oral agreement which required nine months advance written notice prior to vacating the premises. Notice to vacate was given on October 1, 2005.

On May 1, 2006, the Company entered into an agreement to lease offices in Edgecliff, Sydney, Australia, with a monthly lease rate of $4,000 Australian dollars (approx. US$3,000). The lease is subject to an oral agreement which requires three months advance written notice prior to vacating the premises.

Note 5 - Stock Options and Warrants

Stock Options

A summary of the changes in outstanding stock options during the nine months ended September 30, 2006 follows:

	Shares	Weighted- Average Exercise Price
Outstanding, January 1, 2006	1,923,168	$0.77
Granted	—	$—
Forfeited	435,843	$0.82
Outstanding, September 30, 2006	1,487,325	$0.75
Exercisable, September 30, 2006	1,487,325	$0.75

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Stock Warrants

Pursuant to the terms of the Cantor Asset Purchase Agreement, the equity warrant, previously issued in favor of Cantor, was modified to reduce the number of shares exercisable thereunder, at a price of $0.60 per share, from 8,000,000 shares to 2,000,000 shares.

A summary of the changes in outstanding warrants during the nine months ended September 30, 2006 follows:

	Shares	Weighted- Average Exercise Price
Outstanding, January 1, 2006	13,966,750	$0.55
Amendment to Equity Warrant	(6,000,000)	$0.60
Expired	(100,000)	$0.75
Outstanding, September 30, 2006	7,866,750	$0.50

Note 6 - Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, having a $10 par value. The Company has designated 1,000,000 shares as Class A convertible and 1,000,000 shares as Class B convertible. The Board of Directors has the right to designate the rights, preferences and privileges of each class of preferred stock. As of September 30, 2006, there were no shares of preferred stock outstanding.

Note 7 - Transactions With Cantor G&W (Nevada), L.P.

Pursuant to the Loan Facility and Investment Agreement dated December 8, 2004, between the Company and Cantor, the Company received $2,000,000, evidenced by a secured promissory note (the “Note”). The Note matures on December 9, 2009 and bears interest at the Federal Funds Rate, as in effect and subject to change from time to time, plus six percent (6%). The Company received total proceeds of $500,000 and $1,500,000 from the Note in 2005 and 2004, respectively, and recorded an aggregate discount of $1,110,340 for the fair value of the 13,000,000 warrants issued in connection with the Note. This discount is amortized over the period of the related debt using the straight-line method. As of September 30, 2006, the unamortized debt discount on the Note was $702,856.

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

Note 8 - Related Party Transactions

On September 6, 2004, the Company entered into promissory notes payable with Tibor Vertes, our Chief Executive Officer and Chairman, for accrued salary, and Gregory L. Hrncir, our President and Director, for accrued salary and legal services rendered prior to becoming President of the Company in September 2003. Repayment of the notes commenced on October 1, 2004 and matured on December 1, 2005. The notes were non-interest bearing. However, the notes remained unpaid upon maturity and upon the occurrence of a default, the principal amount of the notes were increased to reflect accrued interest of ten percent (10%).

On February 27, 2006, the Company repaid the outstanding balance of Mr. Vertes’ and Mr. Hrncir’s notes of $20,138 and $35,410, respectively. Interest paid during the nine months ended September 30, 2006, on Messrs. Vertes’ and Hrncir's notes, amounted to $7,844 and $13,441, respectively.

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

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Note 9 - Information About Geographical areas

The Company presently operates in one reportable segment - gaming software development. Revenue information and long lived assets by geographical area is set forth below for the three and nine months ended September 30, 2006 and 2005:

Nine Months Ended September 30, 2006

Geographical area	Revenues from external customers	Long-lived assets
United States	—	$26,438
United Kingdom	—	$2,782
Australia	$139,777	$28,735
	$139,777	$57,955

Three Months Ended September 30, 2006

Geographical area	Revenues from external customers
United States	—
United Kingdom	—
Australia	—
—

Nine Months Ended September 30, 2005

Geographical area	Revenues from external customers	Long-lived assets
United States	$7,215	$100,528
United Kingdom	$18,763	$4,894
Australia	$906,439	$45,790
	$932,417	$151,212

Three Months Ended September 30, 2005

Geographical area	Revenues from external customers
United States	$2,215
United Kingdom	$18,763
Australia	$377,438
$398,416

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

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

Currently, we are solely focused on the development and deployment of gaming systems and game content in land-based gaming establishments. Specifically, we have developed a proprietary gaming platform, amusement with prizes, or AWP, and Section 16 games for deployment in the United Kingdom and other European gaming markets that offer these types of games.

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

Description of Revenues

Through September 30, 2006, our historical revenues have been generated from the development of prospective Internet gaming sites in regulated gaming markets outside of the United States, as well as maintenance and technical support contracts. On December 8, 2004, we entered into definitive agreements with Cantor which included, among other things, the exclusive license of our Internet gaming software to them. In conjunction with this license, we received a monthly development fee for the development of the Cantor Casino, which went live on October 1, 2005 and does not permit bets to be placed by individuals in the United States. The development fees concluded in February 2006 upon the sale of certain assets to Cantor. We will, however, continue to receive 15% of the net win realized by the Cantor Casino following repayment of certain expenses associated therewith. Cantor has also developed an Internet gaming site on behalf of FHM Magazine known as FHM Casino, and may develop additional “white-label” Internet gaming sites on behalf of third parties in the future (i.e., third party entities that utilize the internet gaming platform purchased by Cantor from the Company), each of which will prohibit bets in the United States. Similar to the Cantor Casino, we will receive a development fee and a portion of the net win realized by FHM Casino and other “white-label” sites. Our portion of the net win will be applied, on an annual basis, against the outstanding principal and accrued interest under the secured promissory note payable in favor of Cantor.

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

We anticipate that our future revenues will be principally derived from the placement of gaming machines on a sale basis in Europe and, to a lesser extent, from the Cantor relationship. At this time, it is difficult to predict the breakdown of anticipated future revenues from each of the foregoing initiatives.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Revenue Recognition

Revenue from the development of Internet gaming sites in regulated gaming markets is reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed. The development of Internet gaming sites concluded on February 15, 2006 as a result of the sale of our Internet gaming system and games to Cantor on such date. Thus, after February 15, 2006, we have not realized revenues from the development of Internet gaming sites.

Revenues from the enhancement, maintenance and technical support of Internet gaming sites in regulated gaming markets are recognized as the services are performed or pro rata over the service period. When we receive a percentage of the gaming revenues generated by Cantor and its Internet gaming clients, we will generally recognize such revenues upon receipt. Similarly, based upon the sale of our Internet gaming system and games to Cantor on February 15, 2006, we have not realized revenues from the enhancement, maintenance and technical support of Internet gaming sites following such date. We will, however, continue to receive royalty payments, to be applied against the outstanding principal and accrued interest under the secured promissory note issued in favor of Cantor, with respect to the Cantor Casino, the FHM Casino and all future “white-label” Internet gaming sites developed by Cantor utilizing the Internet gaming software sold by us to Cantor.

Revenues from the sale of gaming machines in the United Kingdom and other European Union countries, as applicable, will be recognized upon completion of installation and acceptance by the gaming operators, provided collectibility is reasonably assured.

Results of Operations

Comparison of Three Months Ended September 30, 2006 and 2005

Revenues

During the three months ended September 30, 2006, we generated no revenues as compared to revenues from services of $398,416, during the three months ended September 30, 2005. The 100.0% decrease in revenues from services during the three months ended September 30, 2006 was due primarily to the cessation of Internet gaming development undertaken on behalf of Cantor based upon the sale of our Internet gaming system and games to Cantor on February 15, 2006. Presently, we anticipate commencing initial sales of our AWP and Section 16 gaming machines in the United Kingdom in the fourth quarter of 2006 or first quarter of 2007.

Cost of Revenues

During the three months ended September 30, 2006, we had zero cost of revenues compared to $216,992 during the three months ended September 30, 2005. During the three months ended September 30, 2005, our costs of revenues consisted of $204,198 attributable to services and $12,794 attributable to product sales. The $216,992, or 100.00% decrease in the cost of revenues related to services was directly related to no revenues being realized in the three months ended September 30, 2006.

We realized no gross profit during the three months ended September 30, 2006, compared to gross profit of $181,424 during the three months ended September 30, 2005. The $181,424 or 100.0% decrease in gross profit related primarily to the cessation of Internet gaming development due to the sale of our Internet gaming system and other assets to Cantor and the absence of new generating activities.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Operating Expenses

For the three months ended September 30, 2006, we incurred total operating expenses of $206,394, compared to $407,969 for the three months ended September 30, 2005, a decrease of $201,575, or 49.4%. The decrease in total operating expenses relates to a $202,208 decrease in selling, general and administrative expenses, offset by a $633 increase in research and development expenses.

We anticipate making our initial deployment of AWP and Section 16 games into the United Kingdom market in the fourth quarter of this year, or in the first quarter of 2007, utilizing our strategic partner, Electrocoin. Thereafter, we anticipate selling such gaming machines in other European Union jurisdictions where such games are offered. While this is our initial deployment of gaming machines into land-based gaming operations, we have minimized the risk by partnering with Electrocoin, an established manufacturing and distribution company. Moreover, by doing so, we have eliminated the traditional capital costs associated with the deployment of gaming machines through avoidance of manufacturing costs and the establishment of a sales and distribution team. However, we will need to procure a credit facility to finance the production of the gaming machines during the period commencing upon the conclusion of manufacturing of the gaming machines and concluding on the sale of such gaming machines. At this time we do not have a credit facility.

During the three months ended September 30, 2006, we incurred research and development expenses of $56,223, compared to $55,590 during the three months ended September 30, 2005, an increase of $633, or 1.1%. During the three months ended September 30, 2006, we incurred selling, general and administrative expenses of $150,171, compared to $352,379 during the three months ended September 30, 2005, a decrease of $202,208, or 57.4%. The decrease in our selling, general and administrative expenses was due primarily to the reduced number of employees, the closure of our Las Vegas, Nevada offices and the decrease in overseas travel associated with Internet gaming development on behalf of Cantor.

Other Income (Expense)

For the three months ended September 30, 2006, other expense was $110,623, compared to other expense of $86,318 for the three months ended September 30, 2005, an increase of other expense of $24,305, or 28.2%. The increase is related primarily to an increase of $11,224 of interest expense and amortization of debt discount and $4,861 from the loss on sale of assets, offset, in part, by a decrease in other income of $8,220.

Net Loss

For the three months ended September 30, 2006, we experienced a net loss of $317,017, compared to a net loss of $312,863 for the three months ended September 30, 2005, an increase of $4,154, or 1.3%. The decrease in net loss was not material.

Comparison of Nine Months Ended September 30, 2006 and 2005

Revenues

During the nine months ended September 30, 2006, we generated revenues from the development of the Cantor Casino, technical support services and product sales totaling $139,777, as compared to revenues from services and product sales of $910,487 and $21,930, respectively, during the nine months ended September 30, 2005. The $792,640, or 85.0%, decrease in revenues during the nine months ended September 30, 2006 was due primarily to the cessation of Internet gaming development undertaken on behalf of Cantor, based upon the sale of our Internet gaming system and games to Cantor on February 15, 2006. Presently, we anticipate commencing sales of our AWP and Section 16 gaming machines in the United Kingdom in the fourth quarter of 2006 or the first quarter of 2007.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Cost of Revenues

During the nine months ended September 30, 2006, our cost of services revenues was $73,935 compared to $390,673 attributable to services and $18,423 attributable to product sales during the nine months ended September 30, 2005. The $316,738, or 81.1%, decrease in the cost of revenues related to services was directly related to the decrease in the revenues from services and the timing of the recognition of costs related to such revenues. We did not incur any costs related to product sales during the nine months ended September 30, 2006 as we did not record any revenues from product sales during said period.

We realized gross profit of $65,842 during the nine months ended September 30, 2006, compared to gross profit of $523,321 during the nine months ended September 30, 2005. The $457,479 or 87.4% decrease in gross profit related primarily to the cessation of Internet gaming development due to the sale of our Internet gaming system and other assets to Cantor.

Operating Expenses

For the nine months ended September 30, 2006, we incurred total operating expenses of $744,716, compared to $1,481,823 for the nine months ended September 30, 2005, a decrease of $737,107, or 49.7%. The decrease in total operating expenses relates to a $203,225 decrease in research and development expenses and a $533,882 decrease in selling, general and administrative expenses.

During the nine months ended September 30, 2006, we incurred research and development expenses of $150,241, compared to $353,466 during the nine months ended September 30, 2005, a decrease of $203,225, or 57.5%. The decrease in our research and development expenses was due primarily to the development of the Cantor Casino in the nine months ended September 30, 2005, utilizing our existing Internet gaming platform, and a significant reduction of personnel in the nine months ended September 30, 2006. We do not anticipate that our operating expenses will increase significantly in future periods based on our current focus of deploying AWP and Section 16 games into the United Kingdom market through our strategic partner, Electrocoin.

During the nine months ended September 30, 2006, we incurred selling, general and administrative expenses of $594,475, compared to $1,128,357 during the nine months ended September 30, 2005, a decrease of $533,882, or 47.3%. The decrease in our selling, general and administrative expenses was due primarily to the reduced number of employees, the closure of our Las Vegas, Nevada offices and the decrease in overseas travel associated with Internet gaming development on behalf of Cantor.

Other Income (Expense)

For the nine months ended September 30, 2006, other expense was $101,731, compared to other expense of $209,212 for the nine months ended September 30, 2005, a decrease of other expense of $107,481. The decrease related primarily to a $204,736 gain on sale of assets and a decrease of $79,982 in the fair value of penalty common stock, offset, in part, by an increase of $40,463 in interest expense and amortization of debt discount and a decrease of $134,057 in other income.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Net Loss

For the nine months ended September 30, 2006, we realized a net loss of $780,605, compared to a net loss of $1,167,714 for the nine months ended September 30, 2005, a decrease of $387,109, or 33.2%. The significant decrease in the net loss is directly attributable to a $737,107 reduction in operating expenses and a $107,481 decrease in other expense, offset, in part, by a $457,479 decrease in gross profit.

Liquidity and Capital Resources

Overview

As of September 30, 2006, we had cash of $185,231 and total liabilities of $2,228,642, of which $905,061 are current liabilities. As of September 30, 2006, we had a working capital deficiency of $719,830 and a stockholders’ deficiency of $1,974,404. During the nine months ended September 30, 2006, cash on hand increased by $62,913, from $122,318 to $185,231. The increase in cash reflected $518,722 of net cash provided by investing activities and $1,776 of net cash provided by the effect of exchange rate changes, offset by $402,037 of net cash used in operating activities and $55,548 of net cash used in financing activities.

Operating activities used net cash of $402,037 during the nine months ended September 30, 2006, whereas operating activities used net cash of $868,037 during the nine months ended September 30, 2005. The net cash used in operating activities during the nine months ended September 30, 2006 related primarily to our net loss of $780,605, a gain on sale of assets of $204,736, amortization of deferred rent of $6,611, a decrease in accounts payable in the amount of $84,028, offset, in part, by amortization of debt discount of $166,551, amortization of intellectual property of $7,730, depreciation expense of $36,377, a decrease in accounts receivable of $91,580, an increase in accrued expenses of $141,396, and an increase in accrued compensation - officers of $230,309. During the nine months ended September 30, 2005, our operating activities used net cash of $868,037, reflecting our net loss of $1,167,714, amortization of deferred rent of $12,508, a gain on fair value of warrants of $2,717, a decrease in accounts payable of $64,432, and a decrease on foreign taxes payable of $166,009, offset, in part, by amortization of debt discount of $166,551, depreciation expense of $56,577, an increase in the fair value of penalty common stock of $79,982, a decrease in accounts receivable of $80,419, an increase in accrued expenses of $136,811, and an increase in accrued compensation - officers of $9,328.

Investing activities provided $518,722 during the nine months ended September 30, 2006, compared to $96,229 used during the nine months ended September 30, 2005. The increase in cash provided by investing activities relates to a $500,000 increase in proceeds from the sale of intangible assets, an increase of $21,000 in proceeds from sale of equipment and furnishings. The decrease in cash during 2005 relates to a decrease of $50,000 in the acquisition of intangible assets and a $43,951 decrease in the acquisition of equipment and furnishings.

Financing activities used $55,548 of net cash during the nine months ended September 30, 2006, compared to $500,000 of net cash provided by financing activities during the nine months ended September 30, 2005. The net cash used in our financing activities during the nine months ended September 30, 2006 relates to the payment of all outstanding principal and accrued interest under the promissory notes in favor of Tibor N. Vertes and Gregory L. Hrncir, our Chief Executive Officer and President, respectively. The net cash provided by our financing activities during the nine months ended September 30, 2005 reflects $500,000 from the issuance of a secured promissory note to Cantor under an existing debt agreement.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Outlook

We incurred net losses of $780,605 and $1,167,714 and negative net cash flows from operating activities of $402,037 and $868,037 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, we had an accumulated deficit of $9,096,230. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

We anticipate that for the twelve month period ending September 30, 2007, we will need a minimum of $500,000 in working capital for ongoing research and development of our AWP and Section 16 gaming software, advertising and marketing and the manufacture of gaming machines to be deployed on a sale basis in Europe.

Until we generate sufficient cash from our operations, we will need to rely upon private and institutional sources of debt and equity financing. Based on presently known plans, we believe that we will be able to fund our operations and required expenditures through the fourth quarter of 2006 through cash on hand. We will require additional cash, either through the sale of AWP and Section gaming machines, or from third party debt or equity sources. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations to profitability and beyond.

Risk Factors

We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations, and the trading price of our common stock could further decline. These risks factors include, but are not limited to, our limited operating history, history of operating losses, the inability to obtain for additional capital, the failure to successfully expand our operations, the barriers of entry into new gaming markets, the competition in the gaming industry from competitors with substantially greater resources, the legal and regulatory requirements and uncertainties related to our industry, the loss of key personnel, adverse economic conditions, adverse currency rate fluctuations, the inability to protect our proprietary information against unauthorized use by third parties, the control of our common stock by our management, the classification of our common stock as “penny stock,” the absence of any right to dividends, the costs associated with the issuance of and the rights granted to additional securities, the unpredictability of the trading of our common stock and the ability of our board of directors to issue up to 10,000,000 shares, $10 par value, of preferred stock.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Gaming & Entertainment Group, Inc.
(Registrant)

Date:	November 13, 2006	By:	/s/ Gregory L. Hrncir
Gregory L. Hrncir
		Its:	President and Secretary