Form 10KSB
period 2006-12-31
GAMING & ENTERTAINMENT GROUP INC
filed 2007-03-23
CIK 1100356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-28399

Gaming & Entertainment Group, Inc.
(Name of small business issuer in its charter)

Utah	59-1643698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4501 Hayvenhurst Ave., Encino, CA 91436	91436
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (818) 400-5930

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $140,826

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $521,273 ($0.045 per share as of March 9, 2007).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 19,830,602 shares (as of March 9, 2007).

DOCUMENTS INCORPORATED BY REFERENCE

None.

ITEM 1.	DESCRIPTION OF BUSINESS.

BACKGROUND

On January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations, or NorStar, consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation, or GEG Nevada; (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of GEG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc., or the Company. As a result of the exchange, GEG Nevada became a subsidiary of the Company, and the former stockholders of GEG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of GEG Nevada became the controlling members of the board of directors and management of the combined companies. Since GEG Nevada was the only operating company in the exchange and the former stockholders of GEG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a “reverse acquisition” and, effectively, as a recapitalization, in which GEG Nevada was the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a “reverse acquisition,” the consolidated financial statements included in the Company’s Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2006 and 2005, reflect the historical financial statements of GEG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 on their historical basis and the inclusion of the accounting acquiree’s results of operations from that date.

In this report, the references to “we,” “us” or “our” relate to GEG Nevada prior to January 12, 2004 and to GEG, GEG Nevada and our other subsidiaries from that date forward. On May 5, 2005, we dissolved GEG Nevada. As of the date of filing of this Annual Report on Form 10-KSB, we have two wholly-owned operating subsidiaries, Gaming & Entertainment Technology Pty Ltd., a company formed under the laws of Australia, and Gaming & Entertainment Group, Ltd., a company formed under the laws of the United Kingdom. It is our intention to dissolve each of our two subsidiaries in 2007.

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

Following the sale of our Internet gaming assets to Cantor, our current business strategy consists of the following:

•	Commercialization and licensing of our AWP and Section 16 games in the United Kingdom

TARGET MARKET STRATEGIC INITIATIVES

Deployment of Products in Land-Based Gaming Establishments

Over the past eighteen months, with the passage of The Gambling Act 2005 ("the Act") in late 2005, the legislation and regulations concerning land-based gaming machines in the United Kingdom has undergone significant overhaul and has severely affected the commercialization and deployment of our products. The new regulator, the Gambling Commission, introduced pursuant to the Act, recommended a number of changes to the “Section 16” (a reference to section 16 of the Lotteries and Amusements Act 1976) and Amusement With Prize (AWP) markets.

Effective September 1, 2007, the commencement date of the operative provision of the Act, Section 16 machines will be classified as gaming machines, subject to new limits on stakes and prizes, and limits on the maximum number of such machines permitted to be sited per location. Adult Entertainment Centre operators will not be able to offer these machines in numbers that exceed these limits (expected to be 4 machines per location), or with higher stakes and prize limits as prescribed under the Act, and such machines will no longer be permitted in Family Entertainment Centers, a previously permitted location. Further, Section 16 machines will have to comply with the new mandatory technical standards for all gaming machines. The Gambling Commission’s position is that, due to the relatively high cost per play and maximum payouts of these machines, it is undesirable for Section 16 machines to be located in any premises frequented by, or environments attractive to, under 18 year olds, or in premises where supervision of the machines is inadequate.

As part of the overhaul of the classification of gaming machines under the Act, the licence duty for Section 16 machines has more than doubled, and coupled with the forthcoming restriction on the number of Section 16 machines permitted per location, operators have ceased investment in new Section 16 gaming machines.

In light of the decline in the commerciality of our Section 16 gaming machines, the Company commenced preliminary development of an Amusement with Prize version of our Section 16 games. Unfortunately, given the current climate of legal uncertainty surrounding the industry until the commencement of the Act on September 1, 2007, the AWP market is heavily depressed. Further, a smoking ban in England, making it illegal to smoke in all enclosed public places in England, will come into force on July 1, 2007. The impact on the custom of Adult Entertainment Centers is expected to be substantial, resulting in a further suppression to market demand.

As a consequence of the foregoing, we have concluded that additional research and development investment required to continue development of our AWP machines is no longer commercially viable. Further, the provision of continued maintenance and enhancement services would need to be guaranteed by the Company for the sale of any AWP machine. We do not believe the Company has sufficient financial resources to provide continued maintenance and enhancement services on a long term basis. Therefore, our existing intellectual property by way of a licensing arrangement with a third party is currently being considered and expressions of interest are being taken, with a view to cease all further research and development expense.

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

RESEARCH AND DEVELOPMENT

On January 31, 2007, we ceased all research and development activities. However, we maintain a knowledge base of all aspects of software and hardware game development. We may retain additional software developers and graphics designers on a contract basis in the future. All development is undertaken at our Sydney, Australia office.

INTELLECTUAL PROPERTY

Since our inception, we have focused exclusively on gaming and building products for reputable organizations in the gaming industry. Unless specifically agreed otherwise, the games and gaming systems we develop are owned by us. We generally protect our intellectual property through the filing of patent and trademark applications for our key inventions and unique features in the various gaming markets in which we operate.

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

EMPLOYEES

As of March 9, 2007, we have two full-time employees, engaged in management. In terms of the geographic location of our employees, we have one employee in our Sydney, Australia office and one employee in our Encino, California office.

In addition to employees, we retain the services of outside consultants, from time to time, on a variety of matters.

ITEM 2.	DESCRIPTION OF PROPERTY.

On June 16, 2005, the Company subleased (the “Sublease”) its Las Vegas office at 6757 Spencer St., Las Vegas, Nevada 89119 to a third party (the “Sublessee”). The Sublease was for a period of two years and included successive one-year renewable options. Under the terms of the Sublease, the Sublessee was required to pay the full lease payment due under the terms of the original lease agreement (the “Lease”). In addition, during the term of the Sublease, the Company maintained the contractual responsibility for certain infrastructure located at the Las Vegas office. On December 20, 2006, a third party assumed all lease obligations under the Lease and the Company was released of all lease obligations including the contractual responsibility for infrastructure.

On June 16, 2005, we leased office and warehouse space at 6754 Spencer St., Las Vegas, Nevada 89119. This sublease had a term of one year and a monthly lease rate of $2,200. On February 1, 2006, we terminated the sublease and have no outstanding obligations thereunder. We have relocated our U.S. offices to 4501 Hayvenhurst Ave, Encino, CA 91436. We do not pay rent at this location.

On March 31, 2006, the Company vacated its office in North Sydney, Australia, with a monthly lease rate of $13,000 Australian dollars (approx. US$10,250). This lease was subject to an oral agreement which required six months advance written notice prior to vacating the premises. Notice to vacate was given on October 1, 2005.

On May 1, 2006, the Company entered into an agreement to lease offices in Edgecliff, Sydney, Australia, with a monthly lease rate of $4,000 Australian dollars (approx. US$3,000). The lease was subject to an oral agreement which required three months advance written notice prior to vacating the premises. On October 31, 2006 written notice was given to vacate the premises by January 31, 2007.

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

Our authorized capital stock consists of 150,000,000 shares of common stock, par value $.01 per share, 10,000,000 shares of preferred stock authorized, par value $10 per share of which 1,000,000 shares have been designated Class A preferred stock, and 1,000,000 shares have been designated Class B preferred stock. As of March 20, 2007, there were 19,830,602 shares of common stock issued and outstanding and no shares of Class A and Class B preferred stock issued and outstanding.

HIGH AND LOW BID PRICES OF OUR COMMON STOCK

As of March 9, 2007, our common stock was held by approximately 400 stockholders of record. Our common stock is quoted and traded on the Over The Counter Bulletin Board under the trading symbol “GMEI”. The following table sets forth the high and low closing sale prices of our common stock during the periods indicated:

Calendar Quarter Ended	Low	High
March 31, 2004	$0.75	$1.75
June 30, 2004	$0.67	$1.30
September 30, 2004	$0.42	$0.90
December 31, 2004	$0.28	$0.60
March 31, 2005	$0.35	$0.51
June 30, 2005	$0.21	$0.45
September 30, 2005	$0.13	$0.29
December 31, 2005	$0.13	$0.23
March 31, 2006	$0.13	$0.46
June 30, 2006	$0.15	$0.42
September 30, 2006	$0.11	$0.20
December 31, 2006	$0.03	$0.20
March 31, 2007 (through March 9, 2007)	$0.03	$0.05

The last reported sale price of our common stock on the Over The Counter Bulletin Board on March 9, 2007 was $0.045 per share. We are not aware of any public market for our options or warrants.

EQUITY COMPENSATION PLAN INFORMATION

2004 STOCK OPTION AND INCENTIVE PLAN

The 2004 Stock Option and Incentive Plan, or the Plan, was adopted by our board on April 1, 2004 and approved by our stockholders on June 14, 2004. The Plan provides us with a vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options. Under the Plan, we can grant awards for the purchase of up to 3,500,000 shares of common stock in the aggregate, including “incentive stock options” within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of March 9, 2007, we have options outstanding to purchase 1,562,325 shares of our common stock under the Plan.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the three years ended December 31, 2006, we made the following issuances of our common stock which were not registered under the Act:

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

We also issued our underwriter and selected dealers’ warrants to purchase an aggregate of 366,750 shares of common stock, or the Underwriter Warrants, in consideration for the placement of securities in the 2004 Offering. The Underwriter Warrants are exercisable at $1.50 per share commencing on May 31, 2005 and concluding on May 31, 2007. In addition, we issued 58,334 shares of common stock, and a warrant to purchase an equal number of shares of common stock at $1.50 per share, in exchange for gaming equipment valued at $58,334.

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

OVERVIEW

On January 12, 2004, NorStar Group, Inc., a publicly-held company that was not conducting or developing any commercial operations, or NorStar, consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation, or GEG Nevada; (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of GEG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc., or the Company. As a result of the exchange, GEG Nevada became a subsidiary of the Company, and the former stockholders of GEG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of GEG Nevada became the controlling members of the board of directors and management of the combined companies. Since GEG Nevada was the only operating company in the exchange and the former stockholders of GEG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a “reverse acquisition” and, effectively, as a recapitalization, in which GEG Nevada was the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a “reverse acquisition,” the consolidated financial statements included in the Company’s Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2006 and 2005, and Form 10-KSB/A for the fiscal year ended December 31, 2005, reflect the historical financial statements of GEG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 on their historical basis and the inclusion of the accounting acquiree’s results of operations from that date.

In this report, the references to “we,” “us” or “our” relate to GEG Nevada prior to January 12, 2004 and to GEG, GEG Nevada and our other subsidiaries from that date forward. On May 5, 2005, we dissolved GEG Nevada. As of the date of filing of this Annual Report on Form 10-KSB, we have two wholly-owned subsidiaries, Gaming & Entertainment Technology Pty Ltd., a company formed under the laws of Australia, and GET UK, Ltd., a company formed under the laws of the United Kingdom.

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

Description of Revenues

Through December 31, 2006, we have received our revenues from the development of prospective Internet gaming sites in regulated gaming markets outside of the United States, as well as maintenance and technical support contracts. On December 8, 2004, we entered into definitive agreements with Cantor G&W (Nevada), L.P., or Cantor, which included, among other things, the exclusive license of our Internet gaming software to them. In conjunction with this license, we received a monthly development fee for the development of the Cantor Casino, which went live in October 2005 and does not permit bets in the United States. We are entitled to receive royalty payments from Cantor based upon a portion of the net win realized by the Cantor Casino following repayment of certain expenses associated therewith. Pursuant to the series of agreements with Cantor dated February 15, 2006, which includes an amendment to the senior secured note issued in favor of Cantor, the royalty payments will be applied on an annual basis against the outstanding principal and accrued interest under the senior secured note.

At this time, we are principally focused on the licensing of our proprietary gaming platform and suite of amusement with prizes, or AWP, and Section 16 games in the United Kingdom and other countries in the European Union where applicable. Our AWP and Section 16 suite consists of roulette games.

Historically, we have experienced substantial fluctuations in revenues from period-to-period as a result of our revenues being derived solely from software development contracts consisting of upfront licensing and periodic payments as opposed to steady recurring revenues. Moreover, our revenues have been limited over the last two years as we have been primarily focused on the development of products for Cantor, and the development of our gaming platform and accompanying AWP and Section 16 games for licensing in the United Kingdom and other European Union countries where applicable.

We anticipate that our future revenues will be derived from the licensing of AWP and Section 16 games in the above mentioned jurisdictions. At this time, it is extremely difficult to predict with accuracy, the breakdown, and amount, of anticipated future revenues from the foregoing initiative.

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

Revenues from the enhancement, maintenance and technical support of Internet gaming sites in regulated gaming markets are recognized as the services are performed or pro rata over the service period. When we receive a percentage of the gaming revenues generated by our client’s Internet gaming sites, we will generally recognize such revenues upon receipt. Based upon the sale of our Internet gaming system and games to Cantor on February 15, 2006, we will not realize revenues from the enhancement, maintenance and technical support of Internet gaming sites following such date. We will receive royalty payments, to be applied against the outstanding principal and accrued interest under the senior secured note issued in favor of Cantor, with respect to the Cantor Casino and all “white-label” Internet gaming sites developed by Cantor utilizing the Internet gaming software sold by us to Cantor.

Revenues from the licensing of our AWP and Section 16 games in the United Kingdom and other European Union countries, as applicable, will be recognized upon completion of installation and acceptance by the gaming operators, provided collectibility is reasonably assured.

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

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) on January 1, 2006. Issued in December 2004 by the FASB, SFAS No. 123R requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period. The fair value of the stock options and employee stock purchase plan (“ESPP”) awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for amortizing its stock option and ESPP awards.

We adopted the modified prospective transition method as provided by SFAS No. 123R and compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding are measured at their estimated fair value. Prior to January 1, 2006, we accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. We also complied with the disclosure option of FASB Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation”, and FASB Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” and made pro forma footnote disclosures. Pro forma net income and pro forma net income per share disclosed in the footnotes to our consolidated financial statements were estimated using a Black-Scholes option valuation model.

In accordance with SFAS 123R, we will also recognize the cost of shares, options, warrants and other equity instruments issued to nonemployees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost (or another appropriate expense or prepaid expense account) and a corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of options, warrants and similar equity instruments will be estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123R, and the assumption that all of the options or other equity instruments will ultimately vest. The Company anticipates their will be an immaterial amount of actual forfeitures and will not estimate future forfeitures.

Effect of Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for our first fiscal quarter of fiscal 2007. We are in the process of evaluating the effect, if any, the adoption of FIN 48 will have on our financial statements.

     In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. We will adopt SAB 108 as of the beginning of fiscal 2007 and do not expect that the adoption of SAB 108 will have a material impact on our financial condition or results of operations.

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

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2006 AND 2005

Revenues

During the year ended December 31, 2006, we generated revenues of $140,826, as compared to revenues of $1,274,819 during the year ended December 31, 2005. The $1,133,933, or 89.0%, decrease in revenues, consists of a $1,110,190 decrease in services revenue and a $23,803 decrease in product sales revenue. The decrease related to the sale of our Internet gaming platform to Cantor on February 15, 2006. We anticipate licensing our AWP and Section 16 games in the United Kingdom in 2007.

Cost of Revenues

During the year ended December 31, 2006, our cost of revenues was $73,935, as compared to $528,085 during the year ended December 31, 2005. During the year ended December 31, 2006, our cost of revenues consisted of $73,935 attributable only to services. The $454,150 decrease in the cost of revenues was directly attributable to the sale of our Internet gaming platform to Cantor on February 15, 2006 as compared to the year ended December 31, 2005. We anticipate that our revenues in future periods may vary upon the future licensing of AWP and Section 16 games in the United Kingdom initially, and in other European Union countries where such games are offered thereafter. We anticipate having no cost of revenues and our margins are anticipated to improve with future licensing of AWP and Section 16 games. We will not be engaged in the manufacture, distribution or maintenance of AWP and Section 16 games, but rather we will simply provide our software to be loaded on each of the gaming devices.

During the year ended December 31, 2006, we realized a gross margin of $66,891, as compared to a gross margin of $746,734 during the year ended December 31, 2005. The $679,843, or 91.0% decrease in gross margin, related to the sale of our Internet gaming platform to Cantor on February 15, 2006 as compared to Internet gaming development revenues throughout 2005.

Operating Expenses

During the year ended December 31, 2006, we incurred total operating expenses of $968,262, as compared to $1,887,314 during the year ended December 31, 2005, a decrease of $919,052, or 48.7%. We anticipate that our operating expenses, particularly as relates to selling, general and administrative expenses, will decrease in terms of percentage of revenues in 2007 as we focus on the licensing of AWP and Section 16 games through a third party manufacturer and distributor.

During the year ended December 31, 2006, we incurred research and development expenses of $196,341, as compared to $459,029 during the year ended December 31, 2005, a decrease of $262,688, or 57.2%. The decrease in our research and development expenses was due primarily to the sale of our Internet gaming platform to Cantor on February 15, 2006, as compared to 2005, when we developed the Cantor Casino utilizing our existing Internet gaming platform. We anticipate licensing our AWP and Section 16 games into the United Kingdom market in 2007. Thereafter, we anticipate licensing such games in other European Union jurisdictions where such games are offered. While this is our initial deployment of licensing our games for land-based gaming operations, we anticipate minimizing the risk by partnering with a third party manufacturer and distributor. Moreover, by doing so, we have eliminated the traditional capital costs associated with the deployment of gaming machines through avoidance of manufacturing and the establishment of a sales and distribution team.

During the year ended December 31, 2006, we incurred selling, general and administrative expenses of $771,921, as compared to $1,428,285 during the year ended December 31, 2005, a decrease of $656,364, or 46.0%. The decrease in our selling, general and administrative expenses was due primarily to focusing on the development of AWP and Section 16 games and substantially decreasing many expenses incurred in the prior fiscal year. In 2005, we incurred significant expenses associated with the development of the Cantor Casino in 2005, including overseas travel, rental premises in Las Vegas and Sydney and consulting fees. We anticipate that our selling, general and administrative expenses will be significantly lower in 2007 as we reduced the number of employees from six to two in conjunction with the sale of certain assets to Cantor in February 2006, as well as our new focus on the licensing of AWP and Section 16 games through a third party manufacturer and distributor in the United Kingdom.

Other Income (Expense)

During the year ended December 31, 2006, other expense was $217,622, as compared to other expense of $332,029 during the year ended December 31, 2005, a decrease of $114,407, or 34.5%. The decrease is related primarily to a $204,737 gain on sale of certain assets to Cantor in February 2006, a $79,982 decrease in the fair value of penalty common stock, offset, in part, by an increase of $19,763 of interest expense and amortization of debt discount associated with the debt financing provided by Cantor, a $10,296 loss on real property lease and a $137,536 decrease in other income.

Gain on fair value of warrants for the year ended December 31, 2005 was approximately $2,717. The gain is due primarily to the decrease in the market value of our common stock. The gain represents the unrealized non-cash change in the fair value of certain warrants, using the Black-Scholes option pricing model. The non-cash gain on fair value of warrants has no impact on our cash flows or liquidity.

Net Loss

During the year ended December 31, 2006, we realized a net loss of $1,118,993, as compared to a net loss of $1,472,609 during the year ended December 31, 2005, a decrease in net loss of $353,616. The decrease in net loss resulted from a decrease in operating expenses of $919,052 and a $114,407 decrease in other expense, offset, in part, by a $1,133,933 decrease in revenues. A decreased loss and decreased revenues directly relates to our cessation of revenue generating activities. As we concluded our development work for Cantor upon the sale of certain assets on February 15, 2006, we will not realize revenues from this project after such date. We do, however, anticipate realizing revenues from the licensing of AWP and Section games in the United Kingdom in 2007. In addition, we have reduced our staff to two employees following the sale of certain assets to Cantor, and do not expect to increase our current base of employees significantly given that our AWP and Section 16 games are available for licensing.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2006, we had cash of $73,367, and total liabilities of $2,409,707, of which $1,057,047 are current liabilities. In addition, as of December 31, 2006, we had a working capital deficit of $952,853 and a stockholders’ deficiency of $2,305,513. During the year ended December 31, 2006, cash on hand decreased from $122,318 to $73,367.

Operating activities used net cash of $510,745 during the year ended December 31, 2006, whereas operating activities used net cash of $861,153 during the year ended December 31, 2005. The net cash used in operating activities during the year ended December 31, 2006 related primarily to our net loss of $1,118,993, an decrease in accounts payable of $65,768, a gain on sale of intangible assets of $204,737 offset, in part, by a decrease in accounts receivable of $93,038, an increase in accrued expenses of $182,404, an increase in accrued compensation - officers of $319,826, and amortization of debt discount of $222,068. During the year ended December 31, 2005, our operating activities used net cash of $861,153 related primarily to our net loss of $1,472,609, and a decrease in foreign taxes payable of $166,009, offset, in part, by a decrease in accounts receivable of $84,478, an increase in accounts payable of $48,080, an increase in accrued expenses of $181,769, an increase in accrued compensation - officers of $73,842 and amortization of debt discount of $222,068.

Investing activities generated $515,684 during the year ended December 31, 2006, as compared to $96,229 used during the year ended December 31, 2005. The decrease in use of cash in investing activities reflects a $50,000 decrease in acquisition of intangible assets, a $40,913 decrease in acquisition of equipment and furnishings, $21,000 from the sale of equipment and furnishing and $500,000 from the sale of intangible assets.

Our financing activities used net cash of $55,548 during the year ended December 31, 2006, as compared to providing $500,000 during the year ended December 31, 2005. The net cash used in financing activities during the year ended December 31, 2006 reflects $55,548 used to repay note payables to officers. The net cash provided by financing activities during the year ended December 31, 2005 reflects the final $500,000 of loan proceeds received from Cantor pursuant to the senior secured note.

Outlook

We incurred losses of $1,118,993 and $1,472,609 and negative net cash flows from operating activities of $515,684 and $861,153, for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, we had an accumulated deficit of $9,434,618. The foregoing raises substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Our principal objectives at this time are to license our AWP and Section 16 games in the United Kingdom, and thereafter in other European Union countries where such gaming machines are utilized, through a third party manufacturer and distributor.

In an effort to reduce operating expenses and obtain capital for our operations, we sold certain assets to Cantor on February 15, 2006 for $500,000. In addition, we agreed to Cantor hiring eight of our former employees as part of this transaction. In addition, we have closed our Las Vegas, Nevada offices and relocated to Encino, California. We do not pay rent at this location. In addition, our lease obligations have concluded at our office in North Sydney, Australia, where we previously paid a monthly rate of $13,000 Australian dollars (US$10,000 as of March 9, 2007). Our lease obligations at our Sydney, Australia office ended on January 31, 2007.

While we have significantly reduced our fixed monthly operating expenses, we anticipate that for the twelve month period ending December 31, 2007, we will require a cash infusion for further working capital. The amount of such cash infusion will be dependent upon the volume, and timing, of our anticipated licensing of AWP and Section 16 games. Further, until such time as we achieve a measurable amount of AWP and Section 16 gaming machine license revenues, our executive officers will continue to defer all salaries payable to them.

In summary, until we generate sufficient cash from the licensing of AWP and Section 16 games, we will need to rely upon private and institutional sources of debt and equity financing. Based on presently known plans, we believe that we will be able to fund our existing operations and required expenditures through the third quarter of 2007 with cash on hand. We will likely require additional cash from the issuance of equity or debt securities prior to September 30, 2007 to finance our ongoing operations and strategic objectives. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations to profitability and beyond.

RISK FACTORS

 We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations. If that occurs, the trading price of our common stock could further decline.

 RISKS RELATED TO GAMING& ENTERTAINMENT GROUP, INC.

We have a history of significant operating losses, anticipate continued operating losses and we may be unable to achieve profitability.

We have a history of significant operating losses. For the years ended December 31, 2006 and 2005, we have incurred operating losses of $1,118,993 and $1,472,609, respectively, and our operations have used $510,745 and $861,153 of cash, respectively. As of December 31, 2006, we had an accumulated deficit of $9,434,618 and stockholders’ deficiency of $2,305,513. We anticipate realizing operating losses for the foreseeable future until such time as we realize revenues from the licensing of AWP and Section 16 games sufficient to offset our operating expenses.

Our ability to continue as a going concern and achieve profitability will depend upon a number of factors, including, among other things, market acceptance, performance and reliability of our AWP and Section 16 games. There can be no assurance that the foregoing will be accomplished or that we will achieve profitability on an ongoing basis. In addition, we are subject to risks such as uncertainty of revenues and the United Kingdom’s recently enacted tax duty on all Section 16 machines placed in gaming establishments, which tax duty will commence in the third quarter of 2007. These factors could have a material adverse effect on our business, financial condition and results of operations.

We have recently sold the assets relating to the large majority of our historical revenues and future revenues are difficult to predict

On February 15, 2006, we sold certain assets to Cantor. These assets included our Internet gaming system and related games. Given that our historical revenues have been largely derived from these assets, we must generate revenues from other assets that have not yet been commercialized. While we anticipate that we will be successful in licensing AWP and Section 16 games in the U.K. through a third party manufacturer and distributor, based on the trial results of these products over the last several months, such placements mark our first product offering in land-based gaming. Accordingly, it is very difficult to predict our future revenues. If we cannot license our Section 16 and AWP games to a third party manufacturer and distributor, our business, financial condition and results of operations may be materially adversely affected.

There are significant uncertainties as to our proposed entrance into the land-based gaming market.

Historically, we have been involved in the development and provision of government accredited and gaming laboratory certified online gaming systems. Following the sale of our Internet gaming software and certain other assets to Cantor on February 15, 2006, we are directing our focus on the licensing of AWP and Section 16 games in the United Kingdom initially, and thereafter in other European Union countries where these types of gaming machines are offered.

As in any industry, product demand and market acceptance are subject to considerable uncertainty, particularly with new products. While management believes that we have limited our risk by partnering with a third party manufacturer and distributor of gaming machines in the markets we intend to enter, no assurance can be made that we will be successful in realizing revenues sufficient to achieve profitability. In the event we are not successful in licensing a significant number of AWP and Section 16 games, our business, financial condition and results of operations could be materially adversely affected.

We face considerable competition from established companies in the United Kingdom and other countries where AWP and Section 16 gaming machines are offered, and such companies generally have substantially greater capital, research and development, manufacturing and marketing resources than we possess.

There are several well financed established providers of AWP and Section 16 gaming machines in the U.K. that have similar product offerings and significant market penetration. Additionally, while we believe that we offer the first roulette machine that can be played in an AWP and Section 16 format, there likely will be other companies who offer the same type of roulette gaming machine in the future. Further, our competitors may be able to develop technologies more effectively, generally have significantly more game content than us, and may be able to adopt more aggressive pricing strategies than us. These companies generally have longer operating histories, greater brand name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us.

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

Our success is heavily dependent upon proprietary technology. To protect our proprietary technology, we rely principally upon copyright and trade secret protection. All proprietary information that can be copyrighted is marked as such. All employees and consultants are required to execute confidentiality agreements with us. There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation or independent third-party development of our technology. Further, the laws of certain countries in which we anticipate licensing AWP and Section 16 games do not protect software and intellectual property rights to the same extent as the laws of the United States. While we generally require the execution of an agreement that restricts unauthorized copying and use of our products, should unauthorized copying or misuse of our products occur, our business, financial condition and results of operations could be materially adversely affected.

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

We depend on the continued performance of the members of our management team and our technology team. Tibor N. Vertes, our Chief Executive Officer and Chairman, and Gregory L. Hrncir, our President and a Director, have each contributed significantly to our business. If we lose the services of either of the foregoing parties, and are unable to locate suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business.

Currency rate fluctuations can have an adverse effect on our business operations.

Our wholly-owned foreign operating subsidiaries include Gaming & Entertainment Technology Pty Ltd, an Australian company utilizing Australian dollars as its functional currency, and Gaming & Entertainment Ltd., a United Kingdom company utilizing pounds sterling as its functional currency. Future licensing of AWP and Section 16 games will be made in pounds sterling in the United Kingdom and in Euros in other European Union countries where sold. Given that our financial results are reported in United States dollars, which is subject to fluctuations in respect of the currencies of the countries in which we anticipate placing products, fluctuations in the exchange rate of the U.S. dollar to pounds sterling and Euros could have a positive or negative effect on our reported results. Given the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. We do not currently have a hedging program to mitigate currency risk, and do not presently intend to implement one. Thus, there can be no assurance that we will not experience currency losses in the future, which could have a material adverse effect on our business, revenues, operating results and financial condition.

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

Our anticipated future revenues are expected to be extremely concentrated, and revenues for 2006 were derived solely from Cantor.

All of our reported revenues for 2005 have been derived from the exclusive license of our Internet gaming system to Cantor. Cantor has been our sole source of revenue in 2006 as well through the date of the sale of assets consummated on February 15, 2006. Our anticipated future revenues, relating to the licensing of AWP and Section 16 games, will be made solely through a third party manufacturer and distributor. Our future revenues for AWP and Section 16 game sales will be entirely dependent on the efforts of a third party as we have no intention of selling and marketing the gaming machines. Consequently, we do not have control over the volume of AWP and Section 16 gaming machines licensed and the revenues derived therefrom.

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

Historically, our common stock has been deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stock may be more difficult for investors to resell. Penny stocks are stocks:

•	Having a price of less than $5.00 per share

•	Not traded on a “recognized” national exchange

•	Not quoted on the Nasdaq automated quotation system (Nasdaq-listed stock must still have a price of not less than $5.00 per share); or

•
Of issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

The closing bid price for our common stock on the OTC Bulletin Board on March 9, 2007, was $0.045.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of US$1,000,000 or an annual income exceeding US$200,000, or US$300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

As of March 9, 2007, there were outstanding options and warrants to purchase an aggregate of up to 9,429,075, with a weighted average exercise price of $0.54. Of this amount, Cantor holds warrants to purchase 7,000,000 shares of common stock (exercisable through December 8, 2009 and assumes that Cantor’s warrant to purchase $2,000,000 of our common stock is exercised at $0.60 per share), there are options outstanding to purchase 1,562,325 shares of common stock pursuant to our 2004 Stock Option and Incentive Plan, and there are outstanding warrants to purchase (i) 366,750 shares of common stock held by underwriters relating to our private placement in 2004, and (ii) 500,000 shares of common stock issued in conjunction with the purchase of Absolute Game, Ltd. in 2005. All of the outstanding options and warrants are immediately exercisable. If all of the options and warrants are exercised, our common stockholders will experience significant dilution; provided, however, we would receive $5,076,375 if all outstanding options and warrants were exercised with cash.

ITEM 7.	FINANCIAL STATEMENTS.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2/F-3

Consolidated Balance Sheet
December 31, 2006	F-4

Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005	F-5

Consolidated Statements of Stockholders' Deficiency
Years Ended December 2006 and 2005	F-6

Consolidated Statements of Cash Flows
Years Ended December 31, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-8

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750	Registered with the Public Company
Salt Lake City, UT 84180-1128	Accounting Oversight Board
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Gaming & Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheet of Gaming & Entertainment Group, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gaming & Entertainment Group, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operating activities during the year ended December 31, 2006. Additionally, the Company has not been able to generate any significant revenue. As of December 31, 2006, the Company had an accumulated deficit of $9,434,618, and negative working capital of $983,680. The Company has total current liabilities of approximately $1,057,047 and a note payable of approximately $1,352,660. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement 123 (R) “Share-Based Payment”.

/s/ Hansen, Barnett & Mazwell, P.C.

Salt Lake City, Utah
March 21, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Gaming & Entertainment Group, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ deficiency and cash flows of Gaming & Entertainment Group, Inc. and Subsidiaries for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Gaming & Entertainment Group, Inc. and Subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Cohn LLP

Roseland, New Jersey
March 20, 2006

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 2006

ASSETS

Current Assets
Cash	$73,367
Total current assets	73,367

Equipment and Furnishings, net of accumulated depreciation of $39,732	30,827

Total assets	$104,194

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$103,230
Accrued expenses	413,452
Accrued compensation - officers	540,365
Total current liabilities	1,057,047

Senior Secured Note Payable, net of unamortized debt discount of $647,340	1,352,660
Total liabilities	2,409,707

Commitments

Stockholders’ Deficiency
Preferred stock, par value $10 per share; 10,000,000 shares authorized
Class A convertible preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-
Class B preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-
Common stock, par value $.01 per share; 150,000,000 shares authorized;
19,830,602 shares issued and outstanding	198,306
Additional paid-in capital	6,791,778
Accumulated deficit	(9,434,618)
Accumulated other comprehensive income - foreign currency translation gains	139,021
Total stockholders’ deficiency	(2,305,513)

Total liabilities and stockholders’ deficiency	$104,194

See Notes to Consolidated Financial Statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005
Revenues:

Services	$140,826	$1,251,016
Product	-	23,803
Total revenues	140,826	1,274,819

Cost of revenues:
Services	73,935	507,348
Product	-	20,737
Total cost of revenues	73,935	528,085

Gross margin	66,891	746,734

Operating expenses:
Research and development	196,341	459,029
Selling, general and administrative	771,921	1,428,285
Total operating expenses	968,262	1,887,314

Operating loss	(901,371)	(1,140,580)

Other income (expense):
Interest expense and amortization of debt discount	(439,140)	(419,377)
Other income	27,077	164,613
Gain on sale of assets	204,737	-
Loss on real property lease	(10,296)	-
Gain on fair value of warrants	-	2,717
Fair value of penalty common stock	-	(79,982)

Total other expense	(217,622)	(332,029)

Net loss	$(1,118,993)	$(1,472,609)

Weighted average number of shares outstanding	19,830,602	19,665,724

Net loss per share - basic and diluted	$(0.06)	$(0.07)

See Notes to Consolidated Financial Statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficiency
Years ended December 31, 2006 and 2005

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2005	16,514,018	$165,140	$3,796,397	$(6,843,016)	$147,416	$(2,734,063)
Reclassifications of proceeds from sale of common stock and warrants with registration rights through private placement	2,445,000	24,450	2,420,550	—	—	2,445,000
Reclassifications of common stock and warrants issued for equipment	58,334	583	57,751	—	—	58,334
Shares issued for late registration filing	563,250	5,633	247,830	—	—	253,463
Shares issued in exchange for purchase of intangible assets	250,000	2,500	125,000	—	—	127,500
Warrants issued in exchange for purchase of intangible assets	—	—	136,000	—	—	136,000
Foreign currency translation loss (A)	—	—	—	—	(9,446)	(9,446)
Net loss	—	—	—	(1,472,609)	—	(1,472,609)
Balance at December 31, 2005	19,830,602	198,306	6,783,528	(8,315,625)	137,970	(1,195,821)
Stock compensation expense	—	—	8,250	—	—	8,250
Foreign currency translation gain (A)	—	—	—	—	1,051	1,051
Net loss	—	—	—	(1,118,993)	—	(1,118,993)
Balance at December 31, 2006	19,830,602	$198,306	$6,791,778	$(9,434,618)	$139,021	$(2,305,513)

(A) Comprehensive loss (net loss plus or minus foreign currency translation loss or gain) for the year ended December 31, 2006 and 2005 totaled $1,117,942 and $1,482,055, respectively.

See Notes to Consolidated Financial Statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2006 and 2005

	2006	2005

Cash flows from operating activities
Net loss	$(1,118,993)	$(1,472,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	222,068	222,068
Amortization of intellectual property	7,730	31,350
Depreciation expense	43,957	73,325
Stock compensation expense	8,250	-
Gain on sale of assets	(204,737)	-
Loss on real property lease	10,296	-
Gain on fair value of warrants	-	(2,717)
Fair value of penalty common stock	-	79,982
Deferred rent	(8,816)	(14,713)
Changes in operating assets and liabilities:
Accounts receivable	93,038	84,478
Accounts payable	(65,768)	48,080
Accrued expenses	182,404	181,770
Accrued compensation - officers	319,826	73,842
Foreign taxes payable	-	(166,009)
Net cash used in operating activities	(510,745)	(861,153)

Cash flows from investing activities
Acquisition of intangible assets	-	(50,000)
Acquisition of equipment and furnishings	(5,316)	(46,229)
Proceeds from sale of equipment and furnishing	21,000	-
Proceeds from sale of intangible assets	500,000	-
Net cash provided by (used in) investing activities	515,684	(96,229)

Cash flows from financing activities
Payment of note payables to officers	(55,548)	-
Proceeds from the issuance of senior secured note and warrants	-	500,000
Net cash provided by (used in) financing activities	(55,548)	500,000

Effect of exchange rate changes on cash	1,658	(14,324)

Net decrease in cash	(48,951)	(471,706)

Cash, beginning of year	122,318	594,024

Cash, end of year	$73,367	$122,318

Supplemental disclosure of cash flow information
Interest paid	$-	$-

Supplemental schedule of noncash investing and financing activities:
Intangible assets purchased in exchange for common stock and warrants	$-	$263,500

See Notes to Consolidated Financial Statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

On or about January 12, 2004, NorStar Group, Inc., a publicly-held company incorporated in Utah that was not conducting or developing any commercial operations (“NorStar”), consummated a series of transactions, including: (i) a 1-for-24.852732 reverse split of its outstanding shares of common stock; (ii) the issuance of 14,600,000 post-split shares of common stock in exchange for all of the outstanding shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation (“G&EG Nevada”); (iii) the issuance of options and warrants to purchase 4,257,937 post-split shares of common stock in exchange for all of the outstanding options and warrants to purchase shares of G&EG Nevada; and (iv) a change in the name of NorStar to Gaming & Entertainment Group, Inc. (“G&EG”). As a result of the exchange, G&EG Nevada became a subsidiary of G&EG, and the former stockholders of G&EG Nevada became the holders of 91.25% of the then outstanding shares of common stock of the combined companies. In addition, the former directors and officers of G&EG Nevada became the controlling members of the board of directors and management of the combined companies. Since G&EG Nevada was the only operating company in the exchange and the former stockholders of G&EG Nevada received a substantial majority of the voting securities of the combined companies, the exchange was accounted for as a “reverse acquisition” and, effectively, as a recapitalization, in which G&EG Nevada was treated as the accounting acquirer (and the legal acquiree) and NorStar was the accounting acquiree (and the legal acquirer). Since the exchange was accounted for as a “reverse acquisition,” the accompanying condensed consolidated financial statements reflect the historical financial statements of G&EG Nevada, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting acquiree as of January 12, 2004 at their historical basis and the inclusion of the accounting acquiree’s results of operations from that date.

As used herein, the “Company” refers to G&EG Nevada prior to January 12, 2004 and to G&EG, G&EG Nevada and their other subsidiaries from that date forward.

The Company is a developer of software for amusement with prizes (“AWP”) and Section 16 gaming machines for the United Kingdom and European gaming markets. Historically, the Company has primarily been involved in the development of Internet gaming system and games for third parties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $1,118,993 and $1,472,609, and negative cash flows from operating activities of $510,745 and $861,153, for the years ended December 31, 2006 and 2005, respectively, and recurring losses in prior years. As of December 31, 2006, the Company had an accumulated deficit of $9,434,618 and a stockholders’ deficiency of $2,305,513. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows from its operations or obtain sufficient liquid resources from other sources to meet its obligations as they become due. Through December 31, 2006, the Company has funded its operations primarily through the issuance of common stock, promissory notes, warrants and options to outside investors for cash and consultants and others for services. The Company anticipates that it will require additional funding through the issuance of equity or debt securities later this year. Management anticipates that additional funding of not less than $250,000 will be necessary to fund the Company’s operations through December 31, 2007. Management believes, but cannot assure, that the Company will be able to obtain such financing and continue its operations through at least December 31, 2007. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some, or all, of its operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Revenues from online gaming software license fees, in relation to the utilization of the G&EG proprietary gaming platform, will be recognized as earned over the term of the agreement based upon a percentage of the gross win. When the Company receives a percentage of the gaming revenues generated by its client’s Internet gaming sites, it will recognize such revenues when earned.

Revenue from software license fees for gaming machines that are sold will be recognized upon completion of installation and acceptance by the gaming establishment, provided collectibility is reasonably assured.

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

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(g) Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method. Under this transition method, compensation costs are recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date, and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. Accordingly, the Company did not restate the results of prior periods. The most notable change with the adoption is that compensation expense associated with stock options will be recognized in the Statement of Operations, rather than being disclosed in a pro forma footnote to the Company’s financial statements.

The exercise price of all of the options granted to employees and consultants has been equal to or greater than the fair market value at the date of grant and, accordingly, the Company has not recorded any earned or unearned compensation cost related to such options in the accompanying condensed consolidated financial statements. As a result of adopting FAS 123(R), the compensation expense that would be recognized for the year ended December 31, 2006 due to all options outstanding, net of estimated forfeitures being fully vested as at January 1, 2006, was not material.

Compensation expense associated with adopting SFAS 123R for the year ended December 31, 2006 was $8,250.  The reported basic and diluted loss per share were $0.06, for the year ended December 31, 2006.  Had the Company not adopted SFAS 123R, the effect to net income under APB Opinion No. 25 (APB 25) would be $0 for the year ended December 31, 2006.  The basic and diluted loss per share would have been $0.06, for the year ended December 31, 2006.  The adoption of SFAS 123R had no effect on cash flows.

Prior to January 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB 25 and made pro forma disclosures required under SFAS 123. During 2005, the Company granted stock options to purchase 320,000 common shares with exercise prices ranging from $0.20 per share to $0.40 per share, under the 2004 Stock Plan.  Because the options granted had no intrinsic value, no compensation expense was recognized for the grants.  Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts below for the year ended December 31, 2005:

For Year Ended December 31,
2005

Net loss, as reported	$(1,472,609)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,486)
Pro forma net loss	$(1,475,095)
Basic and diluted loss per common share as reported	$(0.07)
Basic and diluted loss per common share pro forma	$(0.08)

(h) Net Loss per Share

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period and the treasury stock method had been applied. Since the Company had net losses for the years ended December 31, 2006 and 2005, the effects of the assumed exercise of outstanding options and warrants would have been anti-dilutive and, accordingly, basic and diluted net loss per share in each period were the same. As of December 31, 2006 and 2005, the Company had options and warrants outstanding for the purchase of 9,429,075 and 15,889,918 shares of common stock, respectively, that were not included in the computation of diluted loss per share.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i) Research and Development

Research and development costs are expensed as incurred. Research and development includes salaries for software developers.

(j) Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income. Assets and liabilities in foreign currencies (primarily Australian dollars as of December 31, 2006) are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. Foreign currency transaction gains and losses are included in net loss.

(k) Credit Risk Concentration

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash.

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

(m) Intangible Assets

Intangible assets, which consist of intellectual property, are recorded at cost and amortized on a straight-line basis over their estimated useful lives of 5 years. All Company intangible assets were sold in 2006.

(n) Effect of Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for our first fiscal quarter of fiscal 2008. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. The Company will adopt SAB 108 as of the beginning of fiscal 2007 and does not expect that the adoption of SAB 108 will have a material impact on its financial condition or results of operations.

 (o) Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

NOTE 3 - EQUIPMENT AND FURNISHINGS

The components of equipment and furnishings are set forth below:

Equipment (3 years useful life)	$70,559
70,559

Less: Accumulated depreciation	(39,732)
Total	$30,827

Depreciation expense was $43,957 and $73,325 for the years ended December 31, 2006 and 2005, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Cost	Accumulated Amortization	Net	Proceeds from sale of IP	Gain on sale of IP
Amortizable intangible assets - Intellectual Property	$315,500	$41,080	$274,420	$500,000	$225,580

On February 15, 2006, the Company entered into an Asset Purchase Agreement (the “Cantor Asset Purchase Agreement”) with Cantor.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 - COMMITMENTS

Operating Leases

On June 16, 2005, the Company subleased (the “Sublease”) its Las Vegas office to a third party (the “Sublessee”). The Sublease was for a period of two years and included successive one-year renewable options. Under the terms of the Sublease, the Sublessee was required to pay the full lease payment due under the terms of the original lease agreement (the “Lease”). In addition, during the term of the Sublease, the Company maintained the contractual responsibility for certain infrastructure located at the Las Vegas office. On December 20, 2006, a third party assumed all lease obligations under the Lease and the Company was released of all lease obligations including the contractual responsibility for infrastructure. As a result, the Company recognized a net loss on real property leases of $10,296.

On June 16, 2005, the Company leased new office and warehouse space in Las Vegas. This lease had a term of one year and a monthly lease rate of $2,200. On February 1, 2006, the Company terminated the lease and have no outstanding obligations thereunder. The Company has relocated offices in Encino, California. The Company does not pay rent at this location.

On March 31, 2006, the Company vacated its office in North Sydney, Australia, with a monthly lease rate of $13,000 Australian dollars (approx. US$10,250). This lease was subject to an oral agreement which required six months advance written notice prior to vacating the premises. Notice to vacate was given on October 1, 2005.

On May 1, 2006, the Company entered into an agreement to lease offices in Edgecliff, Sydney, Australia, with a monthly lease rate of $4,000 Australian dollars (approx. US$3,000). The lease was subject to an oral agreement which required three months advance written notice prior to vacating the premises. On October 31, 2006 written notice was given to vacate the premises by January 31, 2007.

Employment Agreements

The Company has employment contracts for two key executives. The agreement are 4 years in length, expire in August 2007 and automatically renew for additional one-year terms unless terminated by either the Company or the employee.

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

As of December 31, 2006, accrued compensation related to these employees as a result of reduced payments totaled $540,365.

In March 2005, the Company entered into a consulting agreement with Peter Bengtsson, the Chief Executive Officer of Absolute Game, Ltd. (“Absolute”). The consulting agreement was effective for a period of two years and included Mr. Bengtsson and one additional game developer/graphic artist. Collectively, Mr. Bengtsson and the third party were paid $12,000 per month.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 15, 2006, in conjunction with the Cantor Asset Purchase Agreement, all further obligations of the Company, pursuant to the asset purchase agreement with Absolute, were terminated, including the consulting agreement with Peter Bengtsson of Absolute. No accounts payable or accrued expenses were forgiven in conjunction with the foregoing.

NOTE 6 - STOCKHOLDERS’ EQUITY

Incentive Stock Option Plans:

On April 1, 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the “2004 Plan”) under which nonstatutory options to purchase shares of common stock may be granted to employees, directors, and consultants as selected by the Board of Directors. Awards under the 2004 Plan may also be made in the form of incentive stock options and shares of common stock. 3,500,000 shares have been reserved for issuance under the 2004 Plan. Options are exercisable over a period of time, not to exceed ten years, as designated by the Board of Directors. The Board also agreed to integrate into the 2004 Plan all outstanding options that had been previously granted under the 2003 Stock Option and Incentive Plan.

The following table summarizes option activity under the 2004 Plan during the years ended December 31, 2006 and 2005:

	2006		2005
	Number of Shares	Weighted-average Exercise Price	Number of Shares	Weighted-average Exercise Price
Outstanding at beginning of year	1,923,168	$0.77	2,508,442	$0.77
Granted to employees/directors	75,000	$0.11	320,000	$0.39
Cancelled	(435,843)	$0.82	(905,274)	$0.66
Outstanding at end of year	1,562,325	$0.72	1,923,168	$0.77
Options exercisable at year-end	1,562,325	$0.72	1,906,168	$0.77
Weighted-average fair value of options granted during the year		$0.11		$0.08

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$0.11 - $1.00	1,557,000	4.97	$0.72	1,557,000	$0.72
$1.01 - $1.31	5,325	7.17	$1.13	5,325	$1.13
	1,562,325			1,562,325

At December 31, 2006, there was no aggregate fair value for the options outstanding or exercisable.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants:

In March 2005, the Company issued a warrant to purchase 500,000 shares of common stock in connection with the purchase of intellectual property from Absolute. The warrant is exercisable for three years commencing March 14, 2005, is fully vested and has an exercise price of $0.40 per share. The Company recognized an increase to additional paid-in capital in the year ended December 31, 2005, for the fair value of the warrants issued, calculated using a Black-Scholes option-pricing model, which amounted to $136,000.

Pursuant to the terms of the Cantor Asset Purchase Agreement, the equity warrant, previously issued in favor of Cantor, was modified to reduce the number of shares exercisable thereunder, at a price of $0.60 per share, from 8,000,000 shares to 2,000,000 shares.

The following table summarizes the Company’s warrant activity during the years ended December 31, 2006 and 2005:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Outstanding at January 1, 2005	17,246,123	$0.76
Granted (A)	500,000	$0.40
Cancelled	(3,779,373)	$1.50
Outstanding at December 31, 2005	13,966,750	$0.55
Amendment to Equity Warrant (A)	(6,000,000)	$0.60
Expired	(100,000)	$0.75
Outstanding at December 31, 2006	7,866,750	$0.50

  (A) See description of warrants issued for services above.

Assumptions Used in Determining Fair Value of Stock Options and Warrants:

The fair value of stock options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005
Expected volatility	224.24%	66.16%
Risk-free interest rate	5.25%	3.97%
Expected life (years)	10	1 to 10
Expected dividends	0%	0%

Stock Activity:

On March 14, 2005, the Company issued 250,000 shares of common stock with a fair value of $127,500, determined by the closing market price on such date, in exchange for the purchase of intangible assets from Absolute.

Pursuant to a private placement consummated in 2004 (the “Private Placement”), the Company was obligated to file a registration statement (the “Registration Statement”) no later than July 15, 2004. The Private Placement consisted of units, each unit priced at $10,000 which was comprised of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $1.50 per share, which expired on May 31, 2005.

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

In 2005, the Company reclassified $2,445,000 from the sale of common stock and warrants with registration rights and $58,334 of common stock and warrants issued for equipment with registration rights through a private placement in 2004 previously classified under commitments and contingencies and recorded as common stock subject to continuing registration.

NOTE 7 - PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock, having a $10 par value. The Company has designated 1,000,000 shares as Class A convertible and 1,000,000 shares as Class B. At the time of issuance, the Board of Directors has the right to designate the rights, preferences and privileges of each class. As of December 31, 2006, the Company did not have any shares of preferred stock outstanding.

NOTE 8 - RELATED PARTY TRANSACTIONS

On February 27, 2006, the Company repaid the outstanding balance of Mr. Vertes’ and Mr. Hrncir’s notes of $20,138 and $35,410, respectively. Interest paid during the year ended December 31, 2006, on Messrs. Vertes’ and Hrncir's notes, amounted to $7,844 and $13,441, respectively.

On May 1, 2006, the Company entered into an agreement with Robit Nominees Pty Limited to lease offices in Edgecliff, Sydney, Australia, with a monthly lease rate of $4,000 Australian dollars (approx. US$3,000). Tibor Vertes, our Chief Executive Officer and Chairman is a Director of Robit Nominees Pty Limited. The lease is an arms length transaction and subject to an oral agreement which requires three months advance written notice prior to vacating the premises. On October 31, 2006, written notice was given to vacate the premises by January 31, 2007. The Company has vacated the premises.

NOTE 9 - SENIOR SECURED NOTE PAYABLE

Pursuant to the Loan Facility and Investment Agreement dated December 8, 2004, between the Company and Cantor, the Company received $2,000,000, evidenced by a secured promissory note (the “Note”). The Note matures on December 9, 2009 and bears interest at the Federal Funds Rate, as in effect and subject to change from time to time, plus six percent (11.25% as at December 31, 2006). The Company received total proceeds of $500,000 and $1,500,000 from the Note in 2005 and 2004, respectively, and recorded an aggregate discount of $1,110,340 for the fair value of the 13,000,000 warrants issued in connection with the Note. This discount is amortized over the period of the related debt using the straight-line method, which approximates the effective interest method. Amortization of the discount, which is included in interest expense, amounted to $222,068 and $222,068 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the unamortized debt discount on the Note was $647,340.

On February 15, 2006, Gaming & Entertainment Group, Inc. and its wholly-owned subsidiary Gaming & Entertainment Technology Pty Limited, entered into the Cantor Asset Purchase Agreement with Cantor.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Cantor Asset Purchase Agreement, Cantor paid the Company $500,000 in consideration for certain assets as discussed in Note 4. The Company recognized a gain of $225,580 on the sale of the assets to Cantor.

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

NOTE 10 - INFORMATION ABOUT GEOGRAPHICAL AREAS

The Company operates in one reportable segment - Internet gaming software development. Information about geographical areas is set forth below for the years ended December 31, 2006 and 2005:

December 31, 2006

Geographical area	Revenues from external customers	Long-lived assets
United States	-	$1,448
United Kingdom	-	2,492
Australia	$140,026	26,887
	$140,026	$30,827

December 31, 2005

Geographical area	Revenues from external customers	Long-lived assets
United States	$7,296	$88,892
United Kingdom	37,380	4,258
Australia	1,230,143	39,475
	$1,274,819	$132,625

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES

The Company has no income taxes payable at December 31, 2006 or 2005. At December 31, 2006, the Company had available for U.S. federal and state income tax purposes, net operating loss carryforwards of approximately $2,600,000 that expire through 2026 and foreign loss carryforwards of approximately $2,900,000. The Company had no other significant temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, management does not consider the realization of the deferred tax assets attributable to the potential benefits of approximately $1,000,000 from the utilization of those net operating loss carryforwards to be more likely than not and, accordingly, the Company offset the deferred tax assets by an equivalent valuation allowance as of December 31, 2006.

The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances as of December 31, 2006 and 2005. As a result of increases in the valuation allowance of approximately $450,000 and $500,000 in 2006 and 2005, respectively, the Company did not recognize any credits for income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses in those years.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006, the end of the fiscal period covered by this Annual Report on Form 10-KSB. This evaluation was made under the supervision of our principal executive officer and principal financial officer, and in conjunction with our accounting personnel.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations. During the year ended December 31, 2006, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Tibor N. Vertes	58	Chief Executive Officer and Chairman of the Board
Gregory L. Hrncir	40	President, Secretary and a Director
Jay Sanet	57	Director

Set forth below is a description of the background of each of our executive officers and directors:

Tibor N. Vertes, 58, serves as our Chief Executive Officer and Chairman of the Board of Directors. Mr. Vertes was a practicing attorney from 1972 to 1989, at which time he retired as the senior partner of the Yellands law firm, Melbourne, Australia. During his legal career, Mr. Vertes specialized in financial services having represented many financial institutions. Thereafter, Mr. Vertes worked as an international business consultant in Hong Kong, specializing in financial services and telecommunications related matters. Commencing in 1995, Mr. Vertes became an officer of Ezi Phonecard Pty Ltd., a leading pre-paid telecommunications entity and was instrumental in reorganizing its capital and business structure before its sale to RSL Com, a global telecommunications concern based in New York. Upon the sale of Ezi Phonecard, Mr. Vertes founded Gaming & Entertainment Group, Inc. Mr. Vertes is admitted to practice as a Barrister and Solicitor of the High Court of Australia, and Supreme Court of NSW and Victoria. Mr. Vertes presently serves as Chairman of Capital First Group (mortgage banking and financial services). Mr. Vertes received a Bachelor of Laws from Sydney University Law School.

Gregory L. Hrncir, 40, has served as our President, Secretary and a Director since 2003, and has been involved with us in a consultancy capacity since 1996. From 2000 to 2003, Mr. Hrncir served as an officer of eRoomSystem Technologies, Inc., a provider of proprietary software and hardware products to the hospitality industry. In 1999, Mr. Hrncir served as an officer of PayStation America, Inc., an e-commerce company that provided a proprietary automated bill payment solution in the United States prior to its sale. In 1994, Mr. Hrncir commenced his professional career in private legal practice in Los Angeles, California, specializing in corporate and securities matters representing issuers and investment banks in a variety of transactions. Mr. Hrncir serves on the Board of Directors of Pacific Payment Systems, Inc., a privately held company that is the successor to PayStation. Mr. Hrncir received a Bachelor of Science from Arizona State University and a Juris Doctor from Whittier Law School. Mr. Hrncir is a member of the Arizona and California State Bars and a member of numerous philanthropic and industry associations.

Jay Sanet, 57, has served as a Director since 2004 and as a Director of NorStar Group, Inc. during the period 1998 through 2003. From 2002 to January 2004, Mr. Sanet served as Chief Executive Officer, President and Chairman of the Board of Directors of NorStar. Mr. Sanet worked in the securities industry for more than 25 years in various executive positions. Mr. Sanet received a bachelor’s degree in finance from the New York Institute of Finance.

COMMITTEES OF THE BOARD OF DIRECTORS

Our board has no authorized standing committees. Audit and compensation matters are reviewed by all of our board members.

BOARD OF DIRECTORS MEETINGS

We had one board meeting during the fiscal year ended December 31, 2006. All of the directors attended each of such meetings. The remaining matters were approved by the board of directors via unanimous written consent.

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

CODE OF ETHICS

We are still in the process of evaluating the code of ethics requirements of Item 406 of Regulation S-B of the Exchange Act, our existing policies and procedures, applicable regulatory requirements and the various elements that such code should contain given the diverse nature of our company. We anticipate adopting a code of ethics that meets the requirements of Item 406 of Regulation S-B on or before the date of our 2007 Annual Meeting of Stockholders. Once adopted, we will file a copy of our code of ethics with the Commission. In addition, we intend to disclose any amendment to such code or any waivers granted to our executive officers or directors under such code of ethics through the filing of a current report on Form 8-K with the Commission within five business days following the date of any such amendment or waiver, if applicable.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officer, our president and secretary, our chief operating officer and our sole non-employee director during the fiscal years ended 2006, 2005 and 2004.

	Annual Compensation			Long-Term Compensation (Stock/	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options)	Compensation
Tibor N. Vertes,	2006	-	-	-	27,982
Chief Executive	2005	86,667	0	0	42,400
Officer and Chairman[1]	2004	179,167	0	0	0

Gregory L. Hrncir,	2006	-	-	-	48,851
President and	2005	92,083	0	0	72,000
Secretary[2]	2004	172,500	0	0	104,125

Kevin J Burman,	2006	15,000	-	-	-
Chief Operating	2005	130,000	0	0	0
Officer[3]	2004	121,565	0	200,000	0

Jay Sanet,	2006	-	-	8,250	-
Director[4]	2005	0	0	0	0
	2004	0	0	25,000	2,000

1 Mr. Vertes serves as our Chief Executive Officer and Chairman. On December 31, 2002, Mr. Vertes converted his accrued salary, in the amount of $339,000 (relating to the period from our inception through such date), and short-term loans, in the amount of $19,281, into 583,746 shares of common stock and a warrant to purchase 477,707 shares of our common stock and is represented in 2003 under long-term compensation. The conversion was made on terms identical to the securities sold by us in the 2003 Offering. In August 2003, the Company entered into an employment agreement with Mr. Vertes for four years and subject to earlier termination under certain circumstances. The employment agreement for Mr. Vertes provides for an annual salary of $185,000 and an annual cash bonus if certain performance goals are met. Since September 2004, Mr. Vertes has been paid at the rate of $130,000 per annum. The amounts by which payments were reduced have been accrued by the Company from October 1, 2004 based upon a revised annual salary of $180,000, which amount has been orally agreed to by the Company and Mr. Vertes. Mr. Vertes deferred all salary payments during the period September 1 through December 31, 2005. The accrued salary for this period, in the amount of $43,333, was paid to Mr. Vertes in February 2006. Other compensation for Mr. Vertes for fiscal year 2005 relates to accrued salary outstanding from the period January 1, 2003 to September 1, 2004. Mr. Vertes deferred all salary payments during 2006. Other compensation for Mr. Vertes for fiscal year 2006 relates to accrued salary outstanding, from the period January 1, 2003 to September 1, 2004, including interest.

2 Mr. Hrncir serves as our President and Secretary. In 2003, we issued Mr. Hrncir an option to purchase 800,000 shares of common stock at $0.75 per share. In August 2003, the Company entered into an employment agreement with Mr. Hrncir for four years and subject to earlier termination under certain circumstances. The employment agreement for Mr. Hrncir provides for an annual salary of $175,000, and an annual cash bonus if certain performance goals are met. Since September 2004, Mr. Hrncir has been paid at the rate of $130,000 per annum. The amounts by which payments were reduced have been accrued by the Company from October 1, 2004 based upon a revised annual salary of $180,000, which amount has been orally agreed to by the Company and Mr. Hrncir. Mr. Hrncir deferred all salary payments during the period September 16 through December 31, 2005. The accrued salary for this period, in the amount of $37,917, was paid to Mr. Hrncir in February 2006. Other compensation for Mr. Hrncir for fiscal years 2004 and 2005 relates to payments for unpaid consulting services rendered during the period 1999 through July 2003. Mr. Hrncir deferred all salary payments during 2006. Other compensation for Mr. Hrncir for fiscal year 2006 relates to payments for unpaid consulting services rendered during the period 1999 through July 2003, including interest.

 3 Mr. Burman served as our Chief Operating Officer until his resignation on February 15, 2006 and concurrent hiring by Cantor as Chief Development Officer. In September 2004, the Company entered into an employment agreement with Mr. Burman for one year and subject to earlier termination under certain circumstances. The employment agreement for Mr. Burman provides for an annual salary of 72,000 pounds sterling (approx. $135,000), an annual cash bonus if certain performance goals are met, and a commission in the form of a percentage of sales and revenue sharing placements originated by Mr. Burman in the United Kingdom. On October 1, 2004, Mr. Burman’s annual salary was revised to $180,000 per annum in consideration for the elimination of the sales commissions contemplated in Mr. Burman’s employment agreement. The revised annual salary, and elimination of the sales commission provision, was orally agreed to by the Company and Mr. Burman. During the period October 1, 2004 through February 15, 2006, Mr. Burman has been paid at the reduced annual salary of $130,000. The amounts by which payments were reduced have been accrued by the Company.

4 Mr. Sanet serves as a Director and previously served as Chief Executive Officer, President and Chairman of NorStar Group, Inc. In lieu of salary and bonus, Mr. Sanet was issued 120,712 shares of common stock in 2003. In 2004, we issued Mr. Sanet an option to purchase 25,000 shares and paid him $2,000 for consulting services. In 2006, we issued Mr. Sanet an option to purchase 75,000 shares.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the beneficial ownership of our common stock as of March 9, 2007 by:

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

The Commission has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if the person owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 9, 2007 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Gaming & Entertainment Group, Inc., 4501 Hayvenhurst Ave., Encino, CA 91436.

NAME OF DIRECTOR OR EXECUTIVE OFFICER	NUMBER OF SHARES	PERCENTAGE
Tibor N. Vertes[1]	6,658,183	33.6%
Gregory L. Hrncir[2]	2,388,567	12.0%
Jay Sanet[3]	102,012	0.5%
Directors and executive officers as a group (3 persons)[4]	9,148,762	46.1%

NAME OF FIVE PERCENT HOLDERS	NUMBER OF SHARES	PERCENTAGE
Cantor G&W (Nevada), L.P.[5]	7,948,966	40.1%

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

3 The shares beneficially owned by Jay Sanet, a director, include 2,012 shares of common stock issued to Mr. Sanet directly, and options to purchase 25,000 shares of common stock, exercisable at $0.75 per share, and 75,000 shares of common stock, exercisable at $0.11 per share, held by Mr. Sanet.

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

EQUITY COMPENSATION PLAN INFORMATION

2004 STOCK OPTION AND INCENTIVE PLAN

The 2004 Stock Option and Incentive Plan, or the Plan, was adopted by our board on April 1, 2004 and approved by our stockholders on June 14, 2004. The Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options. Under the Plan, we can grant awards for the purchase of up to 3,500,000 shares of common stock in the aggregate, including “incentive stock options” within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of March 9, 2007, we have options outstanding to purchase 1,562,325 shares of our common stock under the Plan.

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

OPTION GRANTS IN 2006

On November 14, 2006, we issued Jay Sanet, an outside director, an option to purchase 75,000 shares of common stock at $0.11 per share. The option is exercisable for a period of ten years and is fully vested.

EMPLOYMENT AGREEMENTS

In August 2003, the Company entered into employment agreements with Tibor N. Vertes, and Gregory L. Hrncir, our Chief Executive Officer and President, respectively. The employment agreements with Messrs. Vertes and Hrncir are for four years and subject to earlier termination under certain circumstances.

The employment agreement for Mr. Vertes provides for an annual salary of $185,000, which may be increased by the board of directors, and an annual cash bonus of $35,000 to $100,000 if certain performance goals are met. The salary of Mr. Vertes has been accrued by the Company from October 1, 2004 based on a revised annual salary of $180,000. The revised annual salary was orally agreed to by the Company and Mr. Vertes.

The employment agreement for Mr. Hrncir provides for an annual salary of $175,000, which may be increased by the board of directors, an allowance of $1,500 per month for health care and other benefits, and an annual cash bonus of $35,000 to $100,000 if certain performance goals are met. The salary of Mr. Hrncir has been accrued by the Company from October 1, 2004 based on a revised annual salary of $180,000. The revised annual salary was orally agreed to by the Company and Mr. Hrncir.

In September 2004, the Company entered into an employment agreement with Kevin J. Burman, who is an officer of the Company, for one year, subject to earlier termination under certain circumstances. The employment agreement for Mr. Burman provides for an annual salary of 72,000 pounds sterling (approximately $135,000), which may be increased by the board of directors, an annual cash bonus of $35,000 to $100,000 if certain performance goals are met, and a percentage of sales in the form of a commission. On October 1, 2004, Mr. Burman’s annual salary was revised to $180,000 in consideration for the elimination of the sales commissions contemplated in Mr. Burman’s employment agreement. The revised annual salary, and elimination of the sales commission provision, was orally agreed to by the Company and Mr. Burman. Since October 1, 2004, Mr. Burman has been paid at the reduced annual salary of $130,000. The amounts by which payments were reduced have been accrued by the Company. Mr. Burman resigned as our Chief Operating Officer on February 15, 2006.

The employment agreements with Messrs. Vertes and Hrncir contain provisions relating to confidentiality, non-competition and non-solicitation of employees during employment and for a period following termination. In addition, the employment agreements provide for the assignment of all rights to personal inventions during employment and for a period following termination. We have the right to terminate the employment of Messrs. Vertes and Hrncir with cause or in the event of permanent disability. We also have the right to terminate the employment of Messrs. Vertes and Hrncir without cause. “Cause” is defined as substantial failure to perform duties, willful misconduct injurious to the company, conviction of a felony or breach of certain confidentiality, non-competition or non-solicitation provisions. “Permanent Disability” is defined as failure to perform his duties for 90 days due to physical or mental illness. If the employment of Messrs. Vertes or Hrncir is terminated for any reason other than death, permanent disability or cause, we must continue to pay the greater of the base salary for the previous calendar year or the remaining base salary payable over the remaining term of the employment agreement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth information regarding grants of stock options during the fiscal year ended December 31, 2006 made to our executive officers.

Individual Grants

Name	Number of Securities Underlying Options/Sirs Granted	Percent of Total Options/Sirs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Tibor N. Vertes	0	0.0%	N/A	N/A
Gregory L. Hrncir	0	0.0%	N/A	N/A
Kevin J. Burman	0	0.0%	N/A	N/A
Jay Sanet	75,000	100.0%	$0.11	November 14, 2016
Total	75,000	100.0%	$0.11

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information regarding the exercise of stock options by Messrs. Vertes, Hrncir, Burman and Sanet as relates to the fiscal year-end value of unexercised stock options held by our named executive officers and directors. We have not issued any stock appreciation rights.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End Exercisable/Unexercisable		Value of Unexercised in-the-Money Options/SARs at Fiscal Year-End Exercisable/Unexercisable
Tibor N. Vertes	N/A	N/A	N/A	N/A	N/A	N/A
Gregory L. Hrncir	N/A	N/A	N/A	N/A	N/A	N/A
Kevin J. Burman	N/A	N/A	N/A	N/A	N/A	N/A
Jay Sanet	N/A	N/A	N/A	N/A	N/A	N/A

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Involving Tibor N. Vertes

On September 30, 2004, Tibor Vertes, our Chief Executive Officer and Chairman, loaned the Company $42,852. The loan was repaid in October 2004 without interest.

On May 1, 2006, the Company entered into an agreement with Robit Nominees Pty Limited to lease offices in Edgecliff, Sydney, Australia, with a monthly lease rate of $4,000 Australian dollars (approx. US$3,000). Tibor Vertes, our Chief Executive Officer and Chairman is a Director of Robit Nominees Pty Limited. The lease is an arms length transaction and subject to an oral agreement which requires three months advance written notice prior to vacating the premises. On October 31, 2006 written notice was given to vacate the premises by January 31, 2007.

Transactions Involving Cantor G&W (Nevada), L.P.

In August 2004, GEG Holdings, LLC, or GEG, an affiliate of Cantor, loaned us $750,000 pursuant to a senior secured bridge financing facility, or the Bridge Financing. On December 8, 2004, we entered into a loan facility and investment agreement, or the Investment Agreement, with Cantor pursuant to which Cantor agreed to provide up to an additional $1,250,000, or the Additional Amount, in senior secured debt financing to us, in exchange for, among other things, the right to acquire control of us upon the conversion and exercise of various securities issued to Cantor and by certain of our stockholders. Immediately prior to the execution and delivery of the Investment Agreement, GEG assigned to Cantor, and Cantor assumed from GEG, all of GEG’s rights and obligations with respect to the Bridge Financing pursuant to an assignment and assumption agreement executed by Cantor and GEG, or the Assignment and Assumption Agreement. Consequently, the Investment Agreement relates to an aggregate of $2,000,000 of senior secured financing, or the Loan Amount.

Pursuant to the Investment Agreement, Cantor made the following loans to us: (i) $250,000 upon the execution of the Investment Agreement; (ii) $500,000 on December 31, 2004; (iii) $250,000 on March 31, 2005; and (iv) $250,000 on June 30, 2005. The Loan Amount is evidenced by a five (5) year senior secured promissory note, or the Note, which matures in December 2009 and bears interest at the federal funds rate of interest in effect from time to time, plus six percent (6%) per annum. Interest accrues semi-annually, in arrears, on December 1 and June 1 of each year during the term of the Note. The Note does not require us to make cash interest payments until maturity. The Note is secured by a perfected, first priority security interest in all of our intellectual property assets. Cantor’s first priority security interest in the intellectual property is evidenced by a security agreement, or the Security Agreement, that was executed and delivered upon the execution of the Bridge Financing and was assigned to Cantor pursuant to the Assignment and Assumption Agreement.

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

Cantor also entered into an option agreement and irrevocable proxy, or the Option Agreement, with various parties, including certain of the executive officers and directors of the Company, or the Optionors. Under the terms of the Option Agreement, Cantor has an irrevocable option, or the Option, to purchase up to 7,500,000 shares of common stock, or the Option Shares, beneficially owned by the Optionors on the following terms: (A) upon the execution of the Option Agreement until December 31, 2005, up to 7,500,000 Option Shares, at an exercise price of $0.60 per share; (B) from January 1, 2006 until December 31, 2006, the balance of the 7,500,000 Option Shares not purchased prior to this period, not to exceed 5,000,000 Option Shares, at an exercise price of $0.80 per share; and (C) from January 1, 2007 until December 31, 2007, the balance of the 7,500,000 Option Shares not purchased prior to this period, not to exceed 2,500,000 Option Shares, at an exercise price of $1.00 per share; provided, however, that Cantor shall not be able to exercise the Option to acquire more than 54% of the Common Stock. The Optionors also granted Cantor a right of first refusal with respect to any proposed sale by an Optionor of their Option Shares. Upon the execution of the Option Agreement, the Optionors agreed to vote all of their shares of Common Stock, including but not limited to their Option Shares, in favor of any Cantor nominee to the Board of Directors. Finally, the Optionors have granted Cantor an irrevocable proxy with respect to all of their shares of Common Stock, including their Option Shares, which shall only be effective upon Cantor’s acquisition of beneficial ownership of at least 11,700,000 shares of the Company’s common stock.

Simultaneously upon the entering into the Investment Agreement, Cantor, the Company, and the Company’s wholly owned subsidiary, Gaming & Entertainment Technology Pty Ltd., or GET, also entered into an Amended and Restated Software Development and License Agreement, or the Software Agreement. The Software Agreement provides for royalties and development revenues to be paid by Cantor to the Company, and requires that the Company develop for and license to Cantor, on an exclusive basis throughout the world (subject only to a pre-existing license previously granted by the Company and GET to a third party), the Company’s proprietary gaming software for use in connection with the Internet and/or any other technology, whether now existing or hereafter devised using a computer or similar device. The Company was engaged in software development for Cantor throughout fiscal year 2005.

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

The terms of the Cantor Asset Purchase Agreement also include (I) the termination of the License Agreement between the Company and Cantor, (II) the termination of the Investment Agreement between the Company and Cantor, (III) an amendment to the Note issued in favor of Cantor which provides for the following: (a) for the forgiveness, on an annual basis during the period the Note remains outstanding, of outstanding principal and accrued interest under the Note in an amount equal to the royalties that would have been payable to the Company relating to the Cantor Casino and all future “white-label” Internet casino clients of Cantor had the License Agreement not been terminated; (b) an amendment to paragraph 5(b) of the Note relating to a “change of control” of the Company so that Cantor may only require immediate repayment of the Note in the event a “person” or “group” (as such terms are used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the beneficial owner, directly or indirectly, of 51% of the voting common stock of the Company (i) through acquisition of common stock of the Company, (ii) as a result of a merger or consolidation involving the Company, or (iii) as a result of the sale of all or substantially all of the assets of the Company, and (c) allows for prepayments of the outstanding principal and accrued interest under the Note, (IV) an amendment to the Security Agreement between the Company and Cantor which provides that Cantor’s security interest in the assets of the Company shall be subordinated with respect to any collateral acquired by the Company with the proceeds of any future debt or equity issuances, (V) an amendment to the Equity Warrant to reduce the number of shares exercisable thereunder, at a price of $0.60 per share, from 8,000,000 shares to 2,000,000 shares, and (VI) the termination of the Option Agreement.

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

Indemnification of Directors and Officers

We have provided for indemnification to the fullest extent permitted under Utah law in our articles of incorporation and bylaws. We do not currently maintain a directors’ and officers’ liability insurance policy, but may do so in the future.

ITEM 13.	EXHIBITS

(a)  Please see exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is as follows:

Hansen Barnett & Maxwell, has served as our independent registered public accounting firm for the fiscal year ended December 31, 2006 and was selected by our board for the fiscal year ended December 31, 2006.

J.H. Cohn LLP, or J.H. Cohn, served as our independent registered public accounting firm for the fiscal year ended December 31, 2005, and was selected by our board for the fiscal year ended December 31, 2005, and a majority of our stockholders as our independent registered public accounting firm for the fiscal year ended December 31, 2004.

Our board is responsible for pre-approving all audit and permissible non-audit services provided by Hansen Barnett & Maxwell, with certain limited exceptions. Our board of directors has concluded that the non-audit services provided by Hansen Barnett & Maxwell are compatible with maintaining auditor independence. In 2006, no fees were paid to Hansen Barnett & Maxwell pursuant to the “de minimus” exception to the pre-approval policy permitted under the Exchange Act.

For the fiscal years ended December 31, 2006 and 2005, the fees for services provided by Hansen Barnett & Maxwell and J.H. Cohn were as follows:

	2006	2005
Audit fees (1)	$51,968	$101,759
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
	$51,968	$101,759

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

GAMING& ENTERTAINMENT GROUP, INC. (Registrant)

By:	/s/ Gregory L. Hrncir
Gregory L. Hrncir, President

Date: March 20, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tibor N. Vertes	Chairman and Chief Executive Officer	March 21, 2007
Tibor N. Vertes	(Principal Executive Officer)

/s/ Gregory L. Hrncir	President, Secretary and Director	March 21, 2007
Gregory L. Hrncir	(Principal Financial and Accounting Officer)

/s/ Jay Sanet	Director	March 21, 2007
Jay Sanet

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION	PAGE
2.1	Agreement and Plan of Reorganization dated as of September 18, 2003, by and among NorStar Group, Inc., a Utah corporation, Gaming & Entertainment Group, Inc., a Nevada corporation, and certain of the holders of shares of common stock of Gaming & Entertainment Group, Inc., a Nevada corporation.	(1)

3.1	Amended and Restated Articles of Incorporation	(2)

3.2	Amended and Restated Bylaws	(2)

4.1	Stock Certificate Specimen	(2)

10.1	Employment Agreement of Tibor N. Vertes dated August 31, 2003	(2)

10.2	Employment Agreement of Gregory L. Hrncir dated August 31, 2003	(2)

10.3	Employment Agreement of Will McMaster dated August 31, 2003	(2)

10.4	Lease Agreement by and among Gaming & Entertainment Group, Inc. and Airport Plaza Associates, LLC dated February 24, 2004; First Amendment to Lease Agreement dated March 10, 2004	(2)

10.5	Employment Agreement of Kevin J. Burman dated September 1, 2004	(2)

10.6	Loan Facility and Investment Agreement by and between Gaming & Entertainment Group, Inc. and Cantor G&W (Nevada), L.P. dated December 8, 2004	(3)

10.7	Senior Secured Note by and between Gaming & Entertainment Group, Inc. and Cantor G&W (Nevada), L.P. dated December 8, 2004	(3)

10.8	Equity Warrant issued in favor of Cantor G&W (Nevada), L.P. dated December 8, 2004	(3)

10.9	Debt Warrant issued in favor of Cantor G&W (Nevada), L.P. dated December 8, 2004	(3)

10.10	Form of Interest Warrant to be issued in favor of Cantor G&W (Nevada), L.P.	(3)

10.11	Option Agreement and Irrevocable Proxy by and between Cantor G&W (Nevada), L.P., on the one hand, and Tibor N. Vertes, the Vertes Family Trust, Gregory L. Hrncir, the Hrncir Family Trust, Kevin J. Burman, Sheldon Harkness, Zen Investments Pty Ltd, Andrew Sorensen, and Gaming & Entertainment Group, Ltd., on the other hand, dated December 8, 2004	(3)

10.12	Amended and Restated Software Development and License Agreement by and between Cantor G&W (Nevada), L.P., on the one hand, and Gaming & Entertainment Group, Inc. and Gaming & Entertainment Technology Pty Ltd, on the other hand, dated December 8, 2004	(3)

10.13	Amended and Restated Source Code Escrow Agreement by and between Gaming & Entertainment Group, Inc., Gaming and Entertainment Technology, Pty Ltd, Cantor G&W (Nevada), L.P., GEG Holdings, LLC, a Delaware limited liability company having an address at 135 East 57th Street, New York, New York 10022 (“Licensee”), Zukerman Gore & Brandeis, LLP, located at 875 Third Avenue, New York, New York 10022 (“ZGB”) and BMM International Pty Limited of Level 3, 37-41 Prospect Street, Box Hill, Victoria 3128, Australia (“BMM”), dated December 8, 2004	(3)

10.14	Asset Purchase Agreement by and between Gaming & Entertainment Group, Inc. and Absolute Game, Ltd. dated March 14, 2005	(4)

10.15	Consulting Agreement by and between Gaming & Entertainment Group, Inc. and Peter Bengtsson dated March 14, 2005	(4)

10.16	Common Stock Purchase Warrant issued in favor of Peter Bengtsson dated March 14, 2005	(4)

10.17	Asset Purchase Agreement by and between Gaming and Entertainment Group, Inc., Gaming & Entertainment Technology Pty Limited and Cantor G&W (Nevada), L.P. dated February 15, 2006	(5)

10.18	Amendment No. 1 to Senior Secured Note issued in favor of Cantor G&W (Nevada), L.P. dated February 15, 2006	(5)

10.19	Amendment No. 1 to Security Agreement by and between Gaming and Entertainment Group, Inc., Gaming & Entertainment Technology Pty Limited and Cantor G&W (Nevada), L.P. dated February 15, 2006	(5)

10.20	Amended and Restated Equity Warrant issued in favor of Cantor G&W (Nevada), L.P. dated February 15, 2006	(5)
10.21	Bill of Sale by and between Gaming and Entertainment Group, Inc., Gaming & Entertainment Technology Pty Limited and Cantor G&W (Nevada), L.P. dated February 15, 2006	(5)

21.1	List of Subsidiaries	74
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	75
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	76
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	77

(1)	Previously filed as an exhibit to the registrant’s Proxy Statement on Schedule 14A, as filed with the Commission on December 22, 2003.

(2)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on April 14, 2004.

(3)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, as filed with the Commission on December 9, 2004.

(4)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, as filed with the Commission on March 18, 2005.

(5)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K/A, as filed with the Commission on February 22, 2006.