Form 10QSB
period 2007-03-31
GAMING & ENTERTAINMENT GROUP INC
filed 2007-05-15
CIK 1100356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission file number:	000-28399

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

19,830,602 shares of common stock, $0.01 par value, as of May 15, 2007

Transitional Small Business Disclosure Format (check one):   YES ☐ NO ☒

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(Unaudited)
ASSETS
	March 31, 2007	December 31, 2006
Current Assets

Cash	$42,817	$73,367
Total current assets	42,817	73,367

Equipment and Furnishings, net of accumulated depreciation of $45,711and $39,732	26,330	30,827

Total assets	69,147	104,194

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$95,960	$103,230
Accrued expenses	464,427	413,452
Accrued compensation - officers	629,019	540,365
Total current liabilities	1,189,406	1,057,047

Long-Term Liabilities
Senior secured note payable, net of unamortized debt discount of $591,822 and $647,340	1,408,178	1,352,660

Total liabilities	2,597,584	2,409,707

Commitments

Stockholders’ Deficiency
Preferred stock, par value $10 per share; 10,000,000 shares authorized
Class A convertible preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-	-
Class B preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-	-
Common stock, par value $.01 per share; 150,000,000 shares authorized;
19,830,602 and 19,830,602 shares issued and outstanding	198,306	198,306
Additional paid-in capital	6,791,778	6,791,778
Accumulated deficit	(9,657,727)	(9,434,618)
Accumulated other comprehensive income - foreign currency translation gains	139,206	139,021
Total stockholders’ deficiency	(2,528,437)	(2,305,513)

Total liabilities and stockholders’ deficiency	$69,147	$104,194

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three Months ended
March 31, 2007 and 2006
(Unaudited)

	2007	2006
Revenues:

Services	$-	$138,247
Product	-	-
Total revenues	-	138,247

Cost of revenues:
Services	-	73,935
Product	-	-
Total cost of revenues	-	73,935

Gross profit	-	64,312

Operating expenses:
Research and development	-	66,894
Selling, general and administrative	116,918	225,558
Total operating expenses	116,918	292,452

Operating loss	(116,918)	(228,140)

Other income (expense):
Interest expense and amortization of debt discount	(110,380)	(105,917)
Other income	4,189	7,893
Gain on sale of assets	-	208,153

Total other income (expense)	(106,191)	110,129

Net loss	$(223,109)	$(118,011)

Weighted average number of shares outstanding	19,830,602	19,830,602

Net loss per share - basic and diluted	$(0.01)	$(0.01)

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Deficiency
For the Three Months ended March 31, 2007
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2007	19,830,602	$198,306	$6,791,778	$(9,434,618)	$139,021	$(2,305,513)
Foreign currency translation loss (A)	-	-	-	-	185	185
Net loss	-	-	-	(223,109)	-	(223,109)
Balance at March 31, 2007	19,830,602	$198,306	$6,791,778	$(9,657,727)	$139,206	$(2,528,437)

(A) Comprehensive loss (net loss plus or minus foreign currency translation loss or gain) for the three months ended March 31, 2007 and 2006 totaled $222,924 and $118,656, respectively.

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities
Net loss	$(223,109)	$(118,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	-	(208,153)
Amortization of debt discount	55,517	55,517
Amortization of intellectual property	-	7,730
Amortization of deferred rent	-	(2,204)
Depreciation expense	5,015	16,691
Changes in operating assets and liabilities:
Accounts receivable	-	90,605
Accounts payable	(7,522)	(119,432)
Accrued expenses	50,986	40,620
Accrued compensation - officers	88,655	62,917
Net cash used in operating activities	(30,458)	(173,720)

Cash flows from investing activities
Proceed from sale of intangible assets	-	500,000
Proceeds from sale of equipment and furnishings	-	6,000
Net cash provided by investing activities	-	506,000

Cash flows from financing activities
Payment of note payables	-	(55,548)
Net cash used in financing activities	-	(55,548)

Effect of exchange rate changes on cash	(92)	(820)

Net increase/(decrease) in cash	(30,550)	275,912

Cash, beginning of period	73,367	122,318

Cash, end of period	$42,817	$398,230

Supplemental disclosure of cash flow information
Interest paid	$-	$21,285

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Note 1 - Business and Organization

On January 12, 2004, Gaming & Entertainment Group, Inc., a Nevada corporation (“G&EG Nevada”) consummated a transaction with NorStar Group, Inc., a publicly-held company incorporated in Utah that was not conducting or developing any commercial operations (“NorStar”). Subsequently, NorStar changed its name to Gaming & Entertainment Group, Inc. (“G&EG” or the “Company”). As a result of the exchange, G&EG Nevada became a subsidiary of G&EG. In May 2005, G&EG Nevada was dissolved.

The Company is a developer of software for amusement with prizes (“AWP”) and Section 16 gaming machines for the United Kingdom and European gaming markets. Historically, the Company has primarily been involved in the development of Internet gaming system and games for third parties.

Note 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, in the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to make the presentation of the Company’s financial position as of March 31, 2007 and its results of operations and cash flows for the interim periods presented not misleading. Results of operations for interim periods are not necessarily indicative of results for the full years of which they are a part.

Business Condition

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $223,109 for the three months ended March 31, 2007, and recurring losses in prior years. As of March 31, 2007, the Company had an accumulated deficit of $9,657,727 and a stockholders’ deficiency of $2,528,437. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern for a reasonable period of time is dependent upon its ability to generate sufficient cash flows from its operations or obtain sufficient liquid resources from other sources to meet its obligations as they become due. The Company had a working capital deficiency of $1,146,589 at March 31, 2007, and used $30,458 of net cash in operating activities in the three months ended March 31, 2007.

The Company has undertaken an assessment as to whether its long-lived assets have been impaired during the three months ended March 31, 2007. Impairment losses on long-lived assets, such as equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. Based on its assessment, the Company does not believe its long-lived assets have been impaired.

Through March 31, 2007, the Company has funded its operations primarily through the issuance of common stock, promissory notes, warrants and options to outside investors for cash and consultants and others for services. The Company anticipates that it will require additional funding through the issuance of equity or debt securities later this year. Management anticipates that additional funding of not less than $250,000 will be necessary to fund the Company’s operations through December 31, 2007. Management believes, but cannot assure, that the Company will be able to obtain such financing and continue its operations through at least December 31, 2007. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some, or all, of its operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Net Loss per Share

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period and the treasury stock method had been applied. Since the Company had net losses for the three months ended March 31, 2007 and 2006, the effects of the assumed exercise of outstanding options and warrants would have been anti-dilutive and, accordingly, basic and diluted net loss per share in each period were the same. As of March 31, 2007 and 2006, the Company had options and warrants outstanding for the purchase of 9,354,075 and 9,789,918 shares of common stock, respectively, that were not included in the computation of diluted loss per share.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

Note 3 - Commitments

Consulting Agreements

The Company has employment contracts for two key executives. The agreement are 4 years in length, expire in August 2007 and automatically renew for additional one-year terms unless terminated by either the Company or the employee.

Note 4 - Stock Options and Warrants

Stock Options

A summary of the changes in outstanding stock options during the three months ended March 31, 2007 follows:

	Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2007	1,562,325	$0.72
Granted	-	$-
Forfeited	-	$-
Expired	(75,000)	$0.89
Outstanding, March 31, 2007	1,487,325	$0.71
Exercisable, March 31, 2007	1,487,325	$0.71

Stock Warrants

A summary of the changes in outstanding warrants during the three months ended March 31, 2007 follows:

	Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2007	7,866,750	$0.50
Expired	-	$-
Outstanding, March 31, 2007	7,866,750	$0.50

Note 5 - Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, having a $10 par value. The Company has designated 1,000,000 shares as Class A convertible and 1,000,000 shares as Class B convertible. At the time of issuance, the Board of Directors has the right to designate the rights, preferences and privileges of each class. As of March 31, 2007, the Company did not have any shares of preferred stock outstanding.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Note 6 - Transactions With Cantor G&W (Nevada), L.P.

Pursuant to the Loan Facility and Investment Agreement dated December 8, 2004, between the Company and Cantor, the Company received $2,000,000, evidenced by a secured promissory note (the “Note”). The Note matures on December 9, 2009 and bears interest at the Federal Funds Rate, as in effect and subject to change from time to time, plus six percent (11.25% as at March 31, 2007). The Company received total proceeds of $500,000 and $1,500,000 from the Note in 2005 and 2004, respectively, and recorded an aggregate discount of $1,110,340 for the fair value of the 13,000,000 warrants issued in connection with the Note. This discount is amortized over the period of the related debt using the straight-line method, which approximates the effective interest method. Amortization of the discount, which is included in interest expense, amounted to $55,517 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the unamortized debt discount on the Note was $591,822.

Note 7 - Information About Geographical areas

The Company presently operates in one reportable segment - software licensing. Revenue information and long lived assets by geographical area is set forth below for the three months ended March 31, 2007 and 2006:

March 31, 2007

Geographical area	Revenues from external customers	Long-lived assets

United States	-	$1,327
United Kingdom	-	$1,907
Australia	-	$23,096
-		$26,330

March 31, 2006

Geographical area	Revenues from external customers	Long-lived assets

United States	-	$53,831
United Kingdom	-	$3,782
Australia	$138,237	$34,088
	$138,237	$91,701

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

Revenue Recognition

Royalty payments received from Cantor, will be applied against the outstanding principal and accrued interest under the senior secured note issued in favor of Cantor, with respect to the Cantor Casino and all “white-label” Internet gaming sites developed by Cantor utilizing the Internet gaming software sold by us to Cantor.

Revenues from the licensing of our AWP and Section 16 games in the United Kingdom and other European Union countries, as applicable, will be recognized upon completion of installation and acceptance by the gaming operators, provided collectibility is reasonably assured.

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Revenues

During the three months ended March 31, 2007, we generated no revenues, as compared to revenues from the development of the Cantor Internet gaming site (“Cantor Casino”), totaling $138,247, respectively, during the three months ended March 31, 2006. The $138,247, or 100%, decrease in revenues related to the sale of our Internet gaming platform to Cantor on February 15, 2006.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Cost of Revenues

During the three months ended March 31, 2007, we had no cost of revenues, compared to $73,935 during the three months ended March 31, 2006. The $73,935 or 100% decrease in the cost of revenues was directly attributable to the sale of our Internet gaming platform to Cantor on February 15, 2006. We anticipate that our revenues in future periods may vary upon the future licensing of AWP and Section 16 games in the United Kingdom initially, and in other European Union countries where such games are offered thereafter. We anticipate having no cost of revenues and our margins are anticipated to improve with future licensing of AWP and Section 16 games. We will not be engaged in the manufacture, distribution or maintenance of AWP and Section 16 games, but rather we will simply provide our software to be loaded on each of the gaming devices.

We realized no gross profit during the three months ended March 31, 2007, compared to gross profit of $64,312 during the three months ended March 31, 2006. The $64,312 or 100% decrease in gross profit related primarily to the cessation of Internet gaming development due to the sale of our Internet gaming system and other assets to Cantor.

Operating Expenses

During the three months ended March 31, 2007, we incurred total operating expenses of $116,918, as compared to $292,452 during the three months ended March 31, 2006, a decrease of $175,534, or 60.0%. We anticipate that our operating expenses, particularly as relates to selling, general and administrative expenses, will decrease in terms of percentage of revenues in 2007 as we focus on the licensing of AWP and Section 16 games through a third party manufacturer and distributor.

During the three months ended March 31, 2007, we incurred no research and development expenses, as compared to $66,894 during the three months ended March 31, 2006, a decrease of $66,894, or 100%. The decrease in our research and development expenses was due primarily to the sale of our Internet gaming platform to Cantor on February 15, 2006. We anticipate licensing our AWP and Section 16 games into the United Kingdom market in 2007. Thereafter, we anticipate licensing such games in other European Union jurisdictions where such games are offered. While this is our initial deployment of licensing our games for land-based gaming operations, we anticipate minimizing the risk by partnering with a third party manufacturer and distributor. Moreover, by doing so, we have eliminated the traditional capital costs associated with the deployment of gaming machines through avoidance of manufacturing and the establishment of a sales and distribution team.

During the three months ended March 31, 2007, we incurred selling, general and administrative expenses of $116,918, as compared to $225,558 during the three months ended March 31, 2006, a decrease of $108,640, or 48.2%. The decrease in our selling, general and administrative expenses was due primarily to focusing on the development of AWP and Section 16 games and substantially decreasing many expenses incurred in the prior fiscal year. We anticipate that our selling, general and administrative expenses will be significantly lower in 2007 as we reduced the number of employees from six to two, as well as our new focus on the licensing of AWP and Section 16 games through a third party manufacturer and distributor in the United Kingdom.

Other Income (Expense)

For the three months ended March 31, 2007, other expense was $106,191, compared to other income of $110,129 for the three months ended March 31, 2006, an increase of other expense of $216,320. The increase is related primarily to $54,863 of interest expense incurred in connection with the issuance of the senior secured note payable and $55,517 amortization of associated debt discount, offset in part, by $4,189 of other income.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Net Loss

For the three months ended March 31, 2007, we experienced a net loss of $223,109, compared to a net loss of $118,011 for the three months ended March 31, 2006, an increase of $105,098, or 89.1%. The increase in the net loss is directly attributable to a $216,320 increase in other expense, a $64,312 decrease in gross profit, offset, in part, by a $175,534 reduction in operating expenses.

Liquidity and Capital Resources

Overview

As of March 31, 2007, we had cash of $42,817 and total liabilities of $2,597,584, of which $1,189,406 are current liabilities. Accordingly, as of March 31, 2007, we had a working capital deficiency of $1,146,589 and a stockholders’ deficiency of $2,528,437. During the three months ended March 31, 2007, cash on hand decreased by $30,550, from $73,367 to $42,817. The decrease in cash reflected $30,458 of net cash used in operating activities and the $92 effect of exchange rate changes on cash.

Operating activities used net cash of $30,458 during the three months ended March 31, 2007, whereas operating activities used net cash of $173,720 during the three months ended March 31, 2006. The net cash used in operating activities during the three months ended March 31, 2007 related primarily to our net loss of $223,109, a decrease in accounts payable in the amount of $7,522, offset, in part, by an increase in accrued expenses of $50,986, an increase in accrued compensation - officers of $88,655 and amortization of debt discount of $55,517. During the three months ended March 31, 2006, our operating activities used net cash of $173,720, reflecting our net loss $118,011, a gain on sale of assets of $208,153, a decrease in accounts payable of $119,432, offset, in part, by a decrease in accounts receivable of $90,605, amortization of debt discount of $55,517, an increase in accrued expenses of $40,620, and an increase in accrued compensation - officers of $62,917.

We had no investing activities during the three months ended March 31, 2007, compared to $506,000 used during the three months ended March 31, 2006. The increase in cash provided by investing activities during the three months ended March 31, 2006 reflects the sale of certain intangible assets consisting of source code and graphics relating to our Internet gaming software.

We had no financing activities during the three months ended March 31, 2007, compared to $55,548 of net cash used in financing activities during the three months ended March 31, 2006. The net cash used in our financing activities during the three months ended March 31, 2006 relates to the payment of all outstanding principal and accrued interest under the promissory notes in favor of Tibor N. Vertes and Gregory L. Hrncir, our Chief Executive Officer and President, respectively.

Outlook

We incurred losses of $223,109 and $118,011 and negative net cash flows from operating activities of $30,458 and $173,720, for the years ended December 31, 2007 and 2006, respectively. As of March 31, 2007, we had an accumulated deficit of $9,657,727. The foregoing raises substantial doubt about our ability to continue as a going concern for a reasonable period of time.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Our principal objectives at this time are to license our AWP and Section 16 games in the United Kingdom, and thereafter in other European Union countries where such gaming machines are utilized, through a third party manufacturer and distributor.

While we have significantly reduced our fixed monthly operating expenses, we anticipate that for the twelve month period ending March 31, 2008, we will require a cash infusion for further working capital. The amount of such cash infusion will be dependent upon the volume, and timing, of our anticipated licensing of AWP and Section 16 games. Further, until such time as we achieve a measurable amount of AWP and Section 16 gaming machine license revenues, our executive officers will continue to defer all salaries payable to them.

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

For a more detailed discussion as to the risks related to Gaming & Entertainment Group, Inc., our industry and our common stock, please see the section entitled, “Management’s Discussion and Analysis or Plan of Operation - Risk Factors,” in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 23, 2007.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and our president. Mr. Vertes serves as our principal executive officer and Mr. Hrncir serves as our principal financial and accounting officer.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

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

Gaming & Entertainment Group, Inc. (Registrant)

Date: May 15, 2007	By:	/s/ Gregory L. Hrncir
Gregory L. Hrncir
	Its:	President and Secretary