Form 10QSB
period 2007-06-30
GAMING & ENTERTAINMENT GROUP INC
filed 2007-08-07
CIK 1100356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________________________ to _________________________

Commission file number: 000-28399

Gaming & Entertainment Group, Inc.
(Exact name of small business issuer as
specified in its charter)

Utah	59-1643698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4501 Hayvenhurst Ave., Encino, CA 91436
(Address of principal executive offices)

(818) 400-5930
(Issuer’s telephone number)

____________________________________________________
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES ☐NO ☐

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

19,830,602 shares of common stock, $0.01 par value, as of August 7, 2007

Transitional Small Business Disclosure Format (check one): YES ☐NO ☒

FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31,2006
 (UNAUDITED )

ASSETS

	June 30, 2007	December 31, 2006
Current Assets

Cash	$25,895	$73,367
Total current assets	25,895	73,367

Equipment and Furnishings, net of accumulated depreciation of $53,712 and $39,732	21,685	30,827

Total assets	47,580	104,194

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$97,003	$103,230
Accrued expenses	519,587	413,452
Accrued compensation - officers	718,535	540,365
Total current liabilities	1,335,125	1,057,047

Long-Term Liabilities
Senior secured note payable, net of unamortized debt discount of $536,305 and $647,340	1,463,695	1,352,660

Total liabilities	2,798,820	2,409,707

Commitments

Stockholders’ Deficiency
Preferred stock, par value $10 per share; 10,000,000 shares authorized
Class A convertible preferred stock, par value $10 per share; 1,000,000 shares designated; none issued	-	-

Class B preferred stock, par value $10 per share; 1,000,000 shares designated; none issued	-	-

Common stock, par value $.01 per share; 150,000,000 shares authorized; 19,830,602 and 19,830,602 shares issued and outstanding	198,306	198,306
Additional paid-in capital	6,791,778	6,791,778
Accumulated deficit	(9,881,314)	(9,434,618)
Accumulated other comprehensive income - foreign currency translation gains	139,990	139,021
Total stockholders’ deficiency	(2,751,240)	(2,305,513)

Total liabilities and stockholders’ deficiency	$47,580	$104,194

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED
JUNE 30,2007 AND 2006
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenues:

Services	$-	$138,909	$-	$-
Product	-	-	-	-
Total revenues	-	138,909	-	-

Cost of revenues:
Services	-	73,935	-	-
Product	-	-	-	-
Total cost of revenues	-	73,935	-	-

Gross margin	-	64,974	-	-

Operating expenses:
Research and development	-	94,017	-	27,124
Selling, general and administrative expenses	234,196	444,304	117,279	218,746
Total operating expenses	234,196	538,321	117,279	245,870

Operating loss	(234,196)	(473,347)	(117,279)	(245,870)

Other income (expense):

Interest expense and amortization of debt discount	(221,376)	(216,913)	(110,996)	(110,996)
Other income	8,876	16,206	4,688	8,314
Gain on sale of assets	-	209,598	-	1,445

Total other income (expense)	(212,500)	8,891	(106,308)	(101,237)

Net loss	$(446,696)	$(464,456)	$(223,587)	$(347,107)

Weighted average number of shares outstanding	19,830,602	19,830,602	19,830,602	19,830,602

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.01)	(0.02)

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2007	19,830,602	$198,306	$6,791,778	$(9,434,618)	$139,021	$(2,305,513)
Foreign currency translation loss
(A)	-	-	-	-	969	969
Net loss	-	-	-	(446,696)	-	(446,696)
Balance at June 30, 2007	19,830,602	$198,306	$6,791,778	$(9,881,314)	$139,990	$(2,751,240)

(A) Comprehensive loss (net loss plus or minus foreign currency translation loss or gain) for the six and three months ended June 30, 2007 and 2006 totaled $445,727, $222,803, $462,457 and $855,795, respectively.

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

Cash flows from operating activities
Net loss	$(446,696)	$(464,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	-	(209,598)
Amortization of debt discount	111,034	111,034
Amortization of intellectual property	-	7,730
Amortization of deferred rent	-	(4,408)
Depreciation expense	10,741	33,635
Changes in operating assets and liabilities:
Accounts receivable	-	85,593
Accounts payable	(7,652)	(83,180)
Accrued expenses	106,036	81,769
Accrued compensation - officers	178,171	140,772
Net cash used in operating activities	(48,366)	(301,109)

Cash flows from investing activities
Proceed from sale of intangible assets	-	500,000
Proceeds from sale of equipment and furnishings	-	21,000
Acquisition of equipment and furnishings		(2,278)
Net cash provided by investing activities	-	518,722

Cash flows from financing activities
Payment of note payables	-	(55,548)
Net cash used in financing activities	-	(55,548)

Effect of exchange rate changes on cash	894	1,902

Net increase/(decrease) in cash	(47,472)	163,967

Cash, beginning of period	73,367	122,318

Cash, end of period	$25,895	$286,285

Supplemental disclosure of cash flow information
Interest paid	$-	$21,285

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

 NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, in the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to make the presentation of the Company’s financial position as of June 30, 2007 and its results of operations and cash flows for the interim periods presented not misleading. Results of operations for interim periods are not necessarily indicative of results for the full years of which they are a part.

Business Condition

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred losses of $446,696 and $223,587 for the six and three months ended June 30, 2007, and recurring losses in prior years. As of June 30, 2007, the Company had an accumulated deficit of $9,881,314 and a stockholders’ deficiency of $2,751,240. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern for a reasonable period of time is dependent upon its ability to generate sufficient cash flows from its operations or obtain sufficient liquid resources from other sources to meet its obligations as they become due. The Company had a working capital deficiency of $1,309,230 at June 30, 2007, and used $48,366 of net cash in operating activities in the six months ended June 30, 2007.

The Company has undertaken an assessment as to whether its long-lived assets have been impaired during the three months ended June 30, 2007. Impairment losses on long-lived assets, such as equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. Based on its assessment, the Company does not believe its long-lived assets have been impaired.

Through June 30, 2007, the Company has funded its operations primarily through the issuance of common stock, promissory notes, warrants and options to outside investors for cash and consultants and others for services. The Company anticipates that it will require additional funding through the issuance of equity or debt securities later this year. Management anticipates that additional funding of not less than $100,000 will be necessary to fund the Company’s operations through December 31, 2007. Management believes, but cannot assure, that the Company will be able to obtain such financing and continue its operations through at least December 31, 2007. If the Company is not able to obtain adequate financing, it may have to curtail or terminate some, or all, of its operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Revenue Recognition

Revenues, in the form of a royalty (“Royalty”) relating to the utilization of the Company’s proprietary Internet gaming platform previously sold to Cantor G&W (Nevada), L.P., or Cantor, will be recognized as earned over the term of the agreement based upon a percentage of the gross win realized by Cantor, from its licensee(s), following repayment of certain expenses. When the Company receives a Royalty from Cantor, which it has not as of the six and three months ended June 30, 2007, such Royalty will be applied against the outstanding note payable in favor of Cantor as discussed herein. The Company has recently learned that Cantor G&W (Nevada), L.P. terminated operations relating to the Cantor Casino. It is the Company’s understanding that the Internet gaming platform is, or may in the future, being utilized by third parties. The Company is not privy to the terms, if applicable, of such arrangements.

Revenue from software license fees for gaming machines that are sold will be recognized upon completion of installation and acceptance by the gaming establishment, provided collectibility is reasonably assured.

Net Loss per Share

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period and the treasury stock method had been applied. Since the Company had net losses for the three and six months ended June 30, 2007 and 2006, the effects of the assumed exercise of outstanding options and warrants would have been anti-dilutive and, accordingly, basic and diluted net loss per share in each period were the same. As of June 30, 2007 and 2006, the Company had options and warrants outstanding for the purchase of 8,987,325 and 9,354,075 shares of common stock, respectively, that were not included in the computation of diluted loss per share.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

NOTE 3 - COMMITMENTS

Consulting Agreements

The Company has employment contracts for two key executives. The agreements are 4 years in length, expire in August 2007 and automatically renew for additional one-year terms unless terminated by either the Company or the employee.

NOTE 4 - STOCK OPTIONS AND WARRANTS

Stock Options

A summary of the changes in outstanding stock options during the six months ended June 30, 2007 follows:

	Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2007	1,562,325	$0.72
Granted	-	$-
Forfeited	-	$-
Expired	(75,000)	$0.89
Outstanding, June 30, 2007	1,487,325	$0.71
Exercisable, June 30, 2007	1,487,325	$0.71

Stock Warrants

A summary of the changes in outstanding warrants during the six months ended June 30, 2007 follows:

	Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2007	7,866,750	$0.50
Expired	(366,750)	$1.50
Outstanding, June 30, 2007	7,500,000	$0.45

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5- PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock, having a $10 par value. The Company has designated 1,000,000 shares as Class A convertible and 1,000,000 shares as Class B convertible. At the time of issuance, the Board of Directors has the right to designate the rights, preferences and privileges of each class. As of June 30, 2007, the Company did not have any shares of preferred stock outstanding.

NOTE 6 - TRANSACTIONS WITH CANTOR G & W (NEVADA), L. P.

Pursuant to the Loan Facility and Investment Agreement dated December 8, 2004, between the Company and Cantor, the Company received $2,000,000, evidenced by a secured promissory note (the “Note”). The Note matures on December 9, 2009 and bears interest at the Federal Funds Rate, as in effect and subject to change from time to time, plus six percent (11.25% as at June 30, 2007). The Company received total proceeds of $500,000 and $1,500,000 from the Note in 2005 and 2004, respectively, and recorded an aggregate discount of $1,110,340 for the fair value of the 13,000,000 warrants issued in connection with the Note. This discount is amortized over the period of the related debt using the straight-line method, which approximates the effective interest method. Amortization of the discount, which is included in interest expense, amounted to $111,034 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the unamortized debt discount on the Note was $536,305.

NOTE 7 - INFORMATION ABOUT GEOGRAPHICAL AREAS

The Company presently operates in one reportable segment - software licensing. Revenue information and long lived assets by geographical area is set forth below for the three months ended June 30, 2007 and 2006:

June 30, 2007

Geographical area	Revenues from external customers	Long-lived assets
United States	-	$1,207
United Kingdom	-	$1,387
Australia	-	$19,091
	-	$21,685

Six Months Ended June 30, 2006

Geographical area	Revenues from external customers	Long-lived assets
United States	-	$28,643
United Kingdom	-	$3,244
Australia	$138,909	$32,755
	$138,909	$64,642

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

The Company is currently exploring opportunities outside of the gaming sector; provided, however, there can be no assurance it will be successful in acquiring, or commencing, another business.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Description of Revenues

On December 8, 2004, we entered into definitive agreements with Cantor which included, among other things, the exclusive license of our Internet gaming software to them. We are entitled to receive royalty payments from Cantor based upon a portion of the net win realized by Cantor following repayment of certain expenses associated therewith. Pursuant to the series of agreements with Cantor dated February 15, 2006, which includes an amendment to the senior secured note issued in favor of Cantor, the royalty payments will be applied on an annual basis against the outstanding principal and accrued interest under the senior secured note.

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

Revenue Recognition

Royalty payments received from Cantor will be applied against the outstanding principal and accrued interest under the senior secured note issued in favor of Cantor.

Revenues from the license of our AWP and Section 16 games in the United Kingdom and other European Union countries, as applicable, will be recognized upon completion of installation and acceptance by the gaming operators, provided collectibility is reasonably assured.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues

During the three months ended June 30, 2007 and June 30, 2006, respectively, we generated no revenues. We have been primarily focused on the development and licensing of our gaming platform and accompanying AWP and Section 16 games for placement in the United Kingdom, for which there can be no assurance.

Cost of Revenues

During the three months ended June 30, 2007 and June 30, 2006, respectively, we had no cost of revenues. We anticipate that our revenues in future periods may vary upon the future licensing of AWP and Section 16 games in the United Kingdom initially, and in other European Union countries where such games are offered thereafter, for which there can be no assurance. We anticipate having no cost of revenues and our margins are anticipated to improve with future licensing of AWP and Section 16 games. We will not be engaged in the manufacture, distribution or maintenance of AWP and Section 16 games, but rather we will simply provide our software to be loaded on each of the gaming devices.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We did not realize a gross profit during the three months ended June 30, 2007 and June 30, 2006.

Operating Expenses

During the three months ended June 30, 2007, we incurred total operating expenses of $117,279, as compared to $245,870 during the three months ended June 30, 2006, a decrease of $128,591, or 52.3%. We anticipate that our operating expenses, particularly as relates to selling, general and administrative expenses, will decrease in terms of percentage of revenues in 2007 as we focus on the licensing of AWP and Section 16 games through a third party manufacturer and distributor. There can be no assurance that we will be successful with respect to the foregoing.

During the three months ended June 30, 2007, we incurred no research and development expenses, as compared to $27,124 during the three months ended June 30, 2006, a decrease of $27,124, or 100%. The decrease in our research and development expenses was due primarily to the sale of our Internet gaming platform to Cantor on February 15, 2006. We anticipate licensing our AWP and Section 16 games into the United Kingdom market in 2007. While this is our initial deployment of licensing our games for land-based gaming operations, we anticipate minimizing the risk by partnering with a third party manufacturer and distributor. Moreover, by doing so, we have eliminated the traditional capital costs associated with the deployment of gaming machines through avoidance of manufacturing and the establishment of a sales and distribution team. There can be no assurance that we will be successful in licensing our AWP and Section 16 games in the United Kingdom or elsewhere.

During the three months ended June 30, 2007, we incurred selling, general and administrative expenses of $117,279, as compared to $218,746 during the three months ended June 30, 2006, a decrease of $101,467, or 46.4%. The decrease in our selling, general and administrative expenses was due primarily to focusing on the development of AWP and Section 16 games and substantially decreasing many expenses incurred in the prior fiscal year. We anticipate that our selling, general and administrative expenses will be significantly lower in 2007 as we reduced the number of employees from six to two, as well as our new focus on the licensing of AWP and Section 16 games through a third party manufacturer and distributor in the United Kingdom.

Other Income (Expense)

For the three months ended June 30, 2007, other expense was $106,308, compared to other expense of $101,237 for the three months ended June 30, 2006, an increase of other expense of $5,071. The increase is related primarily to $55,479 of interest expense incurred in connection with the issuance of the senior secured note payable and $55,517 amortization of associated debt discount, offset in part, by $4,688 of other income.

Net Loss

For the three months ended June 30, 2007, we experienced a net loss of $223,587, compared to a net loss of $347,107 for the three months ended June 30, 2006, a decrease of $123,520, or 35.6%. The decrease in the net loss is directly attributable to a $128,591 decrease in operating expenses, offset, in part, by a $5,071 increase in other expense.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues

During the six months ended June 30, 2007, we generated no revenues, as compared to revenues from the development of the Cantor Internet gaming site (“Cantor Casino”), totaling $138,909, respectively, during the six months ended June 30, 2006. The $138,909, or 100%, decrease in revenues related to the sale of our Internet gaming platform to Cantor on February 15, 2006.

Cost of Revenues

During the six months ended June 30, 2007, we had no cost of revenues, compared to $73,935 during the six months ended June 30, 2006. The $73,935 or 100% decrease in the cost of revenues was directly attributable to the sale of our Internet gaming platform to Cantor on February 15, 2006. We anticipate that our revenues in future periods may vary upon the future licensing of AWP and Section 16 games in the United Kingdom initially, and in other European Union countries where such games are offered thereafter, for which there can be no assurance. We anticipate having no cost of revenues and our margins are anticipated to improve with future licensing of AWP and Section 16 games provided we are successful in licensing such products, for which there can be no assurance. We will not be engaged in the manufacture, distribution or maintenance of AWP and Section 16 games, but rather we will simply provide our software to be loaded on each of the gaming devices.

We realized no gross profit during the six months ended June 30, 2007, compared to gross profit of $64,974 during the six months ended June 30, 2006. The $64,974 or 100% decrease in gross profit related primarily to the cessation of Internet gaming development due to the sale of our Internet gaming system and other assets to Cantor in 2006.

Operating Expenses

During the six months ended June 30, 2007, we incurred total operating expenses of $234,196, as compared to $538,321 during the six months ended June 30, 2006, a decrease of $304,125, or 56.5%. We anticipate that our operating expenses, particularly as relates to selling, general and administrative expenses, will decrease in terms of percentage of revenues in 2007 as we focus on the licensing of AWP and Section 16 games through a third party manufacturer and distributor, for which there can be no assurance.

During the six months ended June 30, 2007, we incurred no research and development expenses, as compared to $94,017 during the six months ended June 30, 2006, a decrease of $94,017, or 100%. The decrease in our research and development expenses was due primarily to the sale of our Internet gaming platform to Cantor on February 15, 2006. We anticipate licensing our AWP and Section 16 games into the United Kingdom market in 2007, but there can be no assurance that we will be successful. While this is our initial deployment of licensing our games for land-based gaming operations, we anticipate minimizing the risk by partnering with a third party manufacturer and distributor. Moreover, by doing so, we have eliminated the traditional capital costs associated with the deployment of gaming machines through avoidance of manufacturing and the establishment of a sales and distribution team. There can be no assurance that we will be successful in licensing our AWP and Section 16 games in the United Kingdom or elsewhere.

During the six months ended June 30, 2007, we incurred selling, general and administrative expenses of $234,196, as compared to $444,304 during the six months ended June 30, 2006, a decrease of $210,108, or 47.3%. The decrease in our selling, general and administrative expenses was due primarily to focusing on the development of AWP and Section 16 games and substantially decreasing many expenses incurred in the prior fiscal year. We anticipate that our selling, general and administrative expenses will be significantly lower in 2007 as we reduced the number of employees from six to two, as well as our new focus on the licensing of AWP and Section 16 games through a third party manufacturer and distributor in the United Kingdom, for which there can be no assurance.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Income (Expense)

For the six months ended June 30, 2007, other expense was $212,500, compared to other income of $8,891 for the six months ended June 30, 2006, an increase of other expense of $221,391. The increase is related primarily to $110,342 of interest expense incurred in connection with the issuance of the senior secured note payable and $111,034 amortization of associated debt discount, offset in part, by $8,876 of other income.

Net Loss

For the six months ended June 30, 2007, we experienced a net loss of $446,696, compared to a net loss of $464,456 for the six months ended June 30, 2006, a decrease of $17,760, or 3.8%. The decrease in the net loss is directly attributable to a $304,125 reduction in operating expenses, offset, in part, by a $64,974 decrease in gross profit and a $221,391 increase in other expense,.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2007, we had cash of $25,895 and total liabilities of $2,798,820, of which $1,335,125 are current liabilities. Accordingly, as of June 30, 2007, we had a working capital deficiency of $1,309,230 and a stockholders’ deficiency of $2,751,240. During the six months ended June 30, 2007, cash on hand decreased by $47,472, from $73,367 to $25,895. The decrease in cash reflected $48,366 of net cash used in operating activities and the $894 effect of exchange rate changes on cash.

Operating activities used net cash of $48,366 during the six months ended June 30, 2007, whereas operating activities used net cash of $301,109 during the six months ended June 30, 2006. The net cash used in operating activities during the six months ended June 30, 2007 related primarily to our net loss of $446,696, a decrease in accounts payable in the amount of $7,652, offset, in part, by an increase in accrued expenses of $106,036, an increase in accrued compensation - officers of $178,171 and amortization of debt discount of $111,034. During the six months ended June 30, 2006, our operating activities used net cash of $301,109, reflecting our net loss $464,456, a gain on sale of assets of $209,598, a decrease in accounts payable of $83,180, offset, in part, by a decrease in accounts receivable of $85,593, amortization of debt discount of $111,034, an increase in accrued expenses of $81,769, and an increase in accrued compensation - officers of $140,772.

We had no investing activities during the six months ended June 30, 2007, compared to $518,722 provided during the six months ended June 30, 2006. The increase in cash provided by investing activities during the six months ended June 30, 2006 reflects the sale of certain intangible assets consisting of source code and graphics relating to our Internet gaming software.

We had no financing activities during the six months ended June 30, 2007, compared to $55,548 of net cash used in financing activities during the six months ended June 30, 2006. The net cash used in our financing activities during the six months ended June 30, 2006 relates to the payment of all outstanding principal and accrued interest under the promissory notes in favor of Tibor N. Vertes and Gregory L. Hrncir, our Chief Executive Officer and President, respectively.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Outlook

We incurred losses of $446,696 and $464,456 and negative net cash flows from operating activities of $48,366 and $301,109, for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, we had an accumulated deficit of $9,881,314. The foregoing raises substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Our principal objectives at this time are to license our AWP and Section 16 games in the United Kingdom, and thereafter in other European Union countries where such gaming machines are utilized, through a third party manufacturer and distributor. However, there can be no assurance that we will be successful in achieving the foregoing.

At this time, management of the Company is exploring other opportunities relating to the acquisition, or commencement, of a new business; provided, however, there can be no assurance that we will be successful in achieving the foregoing.

While we have significantly reduced our fixed monthly operating expenses, we anticipate that for the twelve month period ending June 30, 2008, we will require a cash infusion for further working capital. The amount of such cash infusion will be dependent upon the volume, and timing, of our anticipated licensing of AWP and Section 16 games, for which there can be no assurance. Further, until such time as we achieve a measurable amount of AWP and Section 16 gaming machine license revenues, our executive officers will continue to defer all salaries payable to them.

In summary, until we generate sufficient cash from the licensing of AWP and Section 16 games, we will need to rely upon private and institutional sources of debt and equity financing. Based on presently known plans, we believe that we will be able to fund our existing operations and required expenditures through the third quarter of 2007 with cash on hand. We will likely require additional cash from the issuance of equity or debt securities prior to September 30, 2007 to finance our ongoing operations and strategic objectives. In the event we are successful in acquiring, or commencing, a new business, we will require additional funding. There can be no assurance that we will successfully obtain liquidity sources necessary to fund our current operations, or new operations if they materialize, to profitability and beyond.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Not applicable.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.OTHER INFORMATION

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

GAMING & ENTERTAINMENT GROUP, INC. (Registrant)

Date: August 7, 2007	By:	/s/ Gregory L. Hrncir
Gregory L. Hrncir
	Its:	President and Secretary