Form 10QSB
period 2007-09-30
GAMING & ENTERTAINMENT GROUP INC
filed 2007-11-09
CIK 1100356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:	September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:	to

Commission file number:	000-28399

Gaming & Entertainment Group, Inc.
(Exact name of small business issuer as
specified in its charter)
Utah	59-1643698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
19,830,602 shares of common stock, $0.01 par value, as of November 12, 2007

Transitional Small Business Disclosure Format (check one): YES ☐   NO ☒

FORM 10-QSB

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION	3
PART II - OTHER INFORMATION	18
Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
SIGNATURE	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets September 30, 2007 and December 31, 2006
(Unaudited)

ASSETS
	September 30,	December 31,
	2007	2006
Current Assets

Cash	$14,050	$73,367
Total current assets	14,050	73,367

Equipment and Furnishings, net of accumulated depreciation of $62,062 and $53,756	16,604	30,827

Total assets	30,654	104,194

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$98,068	$103,230
Accrued expenses	574,065	413,452
Accrued compensation - officers	748,373	540,365
Total current liabilities	1,420,506	1,057,047

Long-Term Liabilities
Senior secured note payable, net of unamortized debt discount of $480,788 and $647,340	1,519,212	1,352,660
Total liabilities	2,939,718	2,409,707

Commitments

Stockholders’ Deficiency
Preferred stock, par value $10 per share; 10,000,000 shares authorized
Class A convertible preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-	-
Class B preferred stock, par value $10 per share;
1,000,000 shares designated; none issued	-	-
Common stock, par value $.01 per share; 150,000,000 shares authorized;
19,830,602 and 19,830,602 shares issued and outstanding	198,306	198,306
Additional paid-in capital	6,791,778	6,791,778
Accumulated deficit	(10,039,100)	(9,434,618)
Accumulated other comprehensive income - foreign currency translation gains	139,952	139,021
Total stockholders’ deficiency	(2,909,064)	(2,305,513)

Total liabilities and stockholders’ deficiency	$30,654	$104,194

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations For the Nine and Three Months ended
September 30, 2007 and 2006
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Revenues:

Services	$-	$139,777	$-	$-
Product	-	-	-	-
Total revenues	-	139,777	-	-

Cost of revenues:
Services	-	73,935	-	-
Product	-	-	-	-
Total cost of revenues	-	73,935	-	-

Gross margin	-	65,842	-	-

Operating expenses:
Research and development	-	150,241	-	56,223
Selling, general and administrative expenses	291,415	594,475	57,220	150,171
Total operating expenses	291,415	744,716	57,220	206,394

Operating loss	(291,415)	(678,874)	(57,220)	(206,394)

Other income (expense):

Interest expense and amortization of debt discount	(331,496)	(328,526)	(110,120)	(111,613)
Other income	18,429	22,059	9,553	5,851
Gain on sale of assets	-	204,736	-	(4,861)

Total other income (expense)	(313,067)	(101,731)	(100,567)	(110,623)

Net loss	$(604,482)	$(780,605)	$(157,787)	$(317,017)

Weighted average number of shares outstanding	19,830,602	19,830,602	19,830,602	19,830,602

Net loss per share - basic and diluted	$(0.03)	$(0.04)	$(0.01)	(0.02)

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Deficiency
For the Nine Months ended September 30, 2007
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2007	19,830,602	$198,306	$6,791,778	$(9,434,618)	$139,021	$(2,305,513)
Foreign currency translation loss (A)	-	-	-	-	931	931
Net loss	-	-	-	(604,482)	-	(604,482)
Balance at September 30, 2007	19,830,602	$198,306	$6,791,778	$(10,039,100)	$139,952	$(2,909,064)

(A) Comprehensive loss (net loss plus or minus foreign currency translation loss or gain) for the nine and three months ended September 30, 2007 and 2006 totaled $603,551, $778,583, $156,856 and $314,995, respectively.

See accompanying notes to condensed consolidated financial statements

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows For the Nine Months ended September 30, 2007 and 2006 (Unaudited)

	2007	2006

Cash flows from operating activities
Net loss	$(604,482)	$(780,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	-	(204,736)
Amortization of debt discount	166,551	166,551
Amortization of intellectual property	-	7,730
Amortization of deferred rent	-	(6,611)
Depreciation expense	16,489	36,377
Changes in operating assets and liabilities:
Accounts receivable	-	91,580
Accounts payable	(7,727)	(84,028)
Accrued expenses	160,457	141,396
Accrued compensation - officers	208,009	230,309
Net cash used in operating activities	(60,703)	(402,037)

Cash flows from investing activities
Proceed from sale of intangible assets	-	500,000
Proceeds from sale of equipment and furnishings	-	21,000
Acquisition of equipment and furnishings	-	(2,278)
Net cash provided by investing activities	-	518,722

Cash flows from financing activities
Payment of note payables	-	(55,548)
Net cash used in financing activities	-	(55,548)

Effect of exchange rate changes on cash	1,386	1,776

Net increase/(decrease) in cash	(59,317)	62,913

Cash, beginning of period	73,367	122,318

Cash, end of period	$14,050	$185,231

Supplemental disclosure of cash flow information
Interest paid	$-	$21,285

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

Historically, the Company has been involved in the development of Internet gaming systems and games for third parties, and software for amusement with prizes (“AWP”) and Section 16 gaming machines for the United Kingdom and European gaming markets.

The Company has terminated its gaming initiatives in the United Kingdom due to failure to obtain sales by and through its third party manufacturer and distribution. Many other factors have had a negative impact on the U.K. arcade market. Under the U.K. Gambling Act 2005, which came into operation on September 1, 2007, Section 16 machines were replaced by Category B3 machines. Feedback from operators shows that the player base has responded negatively to the new B3 format which is limited to a £1 stake. Further, a prohibition on smoking in enclosed public establishments, including arcades, and a limitation on the number of B3 gaming machines allowed in such establishments, has contributed to the significant decline in machine revenues, and the consequent lack of demand for new machines in the marketplace.

Note 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, in the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to make the presentation of the Company’s financial position as of September 30, 2007 and its results of operations and cash flows for the interim periods presented not misleading. Results of operations for interim periods are not necessarily indicative of results for the full years of which they are a part.

Business Condition

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred losses of $604,482 and $157,787 for the nine and three months ended September 30, 2007, respectively, and recurring losses in prior years. As of September 30, 2007, the Company had an accumulated deficit of $10,039,100 and a stockholders’ deficiency of $2,909,062. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Further, the Company’s sole remaining source of potential revenue, in the form of royalties from its Internet gaming platform that was sold to Cantor G&W, L.P. in February 2006, has not materialized as of the date of this filing and there can be no assurances that revenues, in the form of royalties, will be realized in the future. Accordingly, the Company is actively discussing a potential merger with an operating company whereby the Company would receive cash and/or retain some percentage of the issued and outstanding common stock of the Company on a post-merger basis. There can be no assurance that the Company will be successful in this regard. In the event the Company is successful, the stockholders of the Company will incur significant dilution in such a transaction.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had a working capital deficiency of $1,406,456 at September 30, 2007, and used $60,703 of net cash in operating activities in the nine months ended September 30, 2007.
The Company has undertaken an assessment as to whether its long-lived assets have been impaired during the three months ended September 30, 2007. Impairment losses on long-lived assets, such as equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. Based on its assessment, the Company does not believe its long-lived assets have been impaired.

Through September 30, 2007, the Company has funded its operations primarily through the issuance of common stock, promissory notes, warrants and options to outside investors for cash and consultants and others for services. As noted above, the Company has commenced its search for an operating company to merge with, and if the Company is not successful in doing so, it will have terminate its operations.

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

Revenue Recognition

Revenues, in the form of a royalty (“Royalty”) relating to the utilization of the Company’s proprietary Internet gaming platform previously sold to Cantor G&W (Nevada), L.P., or Cantor, will be recognized as earned over the term of the agreement based upon a percentage of the gross win realized by Cantor, from its licensee(s), following repayment of certain expenses. When the Company receives a Royalty from Cantor, which it has not as of the nine and three months ended September 30, 2007, such Royalty will be applied against the outstanding note payable in favor of Cantor as discussed herein. The Company has recently learned that Cantor G&W (Nevada), L.P. terminated operations relating to the Cantor Casino. It is the Company’s understanding that the Internet gaming platform may be currently utilized by third parties. The Company is not privy to the terms, if applicable, of such arrangements. There can be no assurance that the Company will realize revenues from the Royalty in any future period.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net Loss per Share

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period and the treasury stock method had been applied. Since the Company had net losses for the three and nine months ended September 30, 2007 and 2006, the effects of the assumed exercise of outstanding options and warrants would have been anti-dilutive and, accordingly, basic and diluted net loss per share in each period were the same. As of September 30, 2007 and 2006, the Company had options and warrants outstanding for the purchase of 8,987,325 and 9,354,075 shares of common stock, respectively, that were not included in the computation of diluted loss per share.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

Note 3 - Commitments

Employment Agreements

The Company had employment contracts with its two key executives that expired in August 2007. These employment agreements have not been renewed and no salary is being accrued for either of the Company’s executive officers at this time.

Note 4 - Stock Options and Warrants

Stock Options

A summary of the changes in outstanding stock options during the nine months ended September 30, 2007 follows:
	Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2007	1,562,325	$0.72
Granted	-	$-
Forfeited	-	$-
Expired	(75,000)	$0.89
Outstanding, September 30, 2007	1,487,325	$0.71
Exercisable, September 30, 2007	1,487,325	$0.71

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Warrants
A summary of the changes in outstanding warrants during the nine months ended September 30, 2007 follows:
	Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2007	7,866,750	$0.50
Expired	(366,750)	$1.50
Outstanding, September 30, 2007	7,500,000	$0.45

Note 5 - Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, having a $10 par value. The Company has designated 1,000,000 shares as Class A convertible and 1,000,000 shares as Class B convertible. At the time of issuance, the Board of Directors has the right to designate the rights, preferences and privileges of each class. As of September 30, 2007, the Company did not have any shares of preferred stock outstanding and has no intention of issuing preferred stock at this time.

Note 6 - Transactions With Cantor G&W (Nevada), L.P.

Pursuant to the Loan Facility and Investment Agreement dated December 8, 2004, between the Company and Cantor, the Company received $2,000,000, evidenced by a secured promissory note (the “Note”). The Note matures on December 9, 2009 and bears interest at the Federal Funds Rate, as in effect and subject to change from time to time, plus six percent (10.75% as at September 30, 2007). The Company received total proceeds of $500,000 and $1,500,000 from the Note in 2005 and 2004, respectively, and recorded an aggregate discount of $1,110,340 for the fair value of the 13,000,000 warrants issued in connection with the Note. This discount is amortized over the period of the related debt using the straight-line method, which approximates the effective interest method. Amortization of the discount, which is included in interest expense, amounted to $166,551 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the unamortized debt discount on the Note was $480,788.

Note 7 - Information About Geographical areas

The Company historically operated in one reportable segment - software licensing. Revenue information and long lived assets by geographical area is set forth below for the three months ended September 30, 2007 and 2006:

September 30, 2007

Geographical area	Revenues from external customers	Long-lived assets
United States	-	$1,084
United Kingdom	-	$802
Australia	-	$14,718
	-	$16,604

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended September 30, 2006

Geographical area	Revenues from external customers	Long-lived assets
United States	-	$26,438
United Kingdom	-	$2,782
Australia	$139,777	$28,735
	$139,777	$57,955

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis or Plan of Operation

Statement on Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our ability to locate and merge with a suitable private company, our ongoing liquidity requirements, and our leverage and debt service (including sensitivity to fluctuations in interest rates).

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. The most sensitive estimates affecting our financial statements include, or may include in subsequent periods, future volatility used in valuing equity instruments, allowances for bad debts, depreciable lives of equipment, amortization periods of intellectual property, deferred revenues, accrued liabilities and deferred tax valuation allowances. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The most critical policies relate to revenue recognition. The following is a description of our revenues and our revenue recognition policies. The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain.

Description of Revenues

On December 8, 2004, we entered into definitive agreements with Cantor which included, among other things, the exclusive license of our Internet gaming software to them. We are entitled to receive royalty payments from Cantor based upon a portion of the net win realized by Cantor following repayment of certain expenses associated therewith. Pursuant to a series of agreements with Cantor dated February 15, 2006, which includes an amendment to the senior secured note issued in favor of Cantor, the royalty payments will be applied on an annual basis against the outstanding principal and accrued interest under the senior secured note. To date, we have not received any royalty payments.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Historically, we have been involved in the development of Internet gaming systems and games for third parties, and software for amusement with prizes (“AWP”) and Section 16 gaming machines for the United Kingdom and European gaming markets.

We have decided to terminate our gaming initiatives in the United Kingdom due to failure to obtain sales by and through our third party manufacturer and distributor. Many factors led to this decision, including the U.K. Gambling Act 2005, which came into operation on September 1, 2007, which has had a major negative impact on the arcade marketing the U.K. Specifically, Section 16 machines were replaced by Category B3 machines. Feedback from operators shows that the player base has responded negatively to the new B3 format which is limited to a £1 stake. Further, a prohibition on smoking in enclosed public establishments, including arcades, and a limitation on the number of B3 gaming machines allowed in such establishments, has contributed to the significant decline in machine revenues, and the consequent lack of demand for new machines in the marketplace. For the foregoing reasons, we have terminated our U.K. gaming initiatives.

Revenue Recognition

Royalty payments received from Cantor will be applied against the outstanding principal and accrued interest under the senior secured note issued in favor of Cantor.

Results of Operations

Comparison of Three Months Ended September 30, 2007 and 2006

Revenues

During the three months ended September 30, 2007 and September 30, 2006, respectively, we generated no revenues.

Cost of Revenues

During the three months ended September 30, 2007 and September 30, 2006, respectively, we had no cost of revenues.

We did not realize a gross profit during the three months ended September 30, 2007 and September 30, 2006.

Operating Expenses

During the three months ended September 30, 2007, we incurred total operating expenses of $57,220, as compared to $206,394 during the three months ended September 30, 2006, a decrease of $149,174, or 72.3%.

During the three months ended September 30, 2007, we incurred no research and development expenses, as compared to $56,223 during the three months ended September 30, 2006, a decrease of $56,223, or 100%. The decrease in our research and development expenses was due primarily to the sale of our Internet gaming platform to Cantor on February 15, 2006.

During the three months ended September 30, 2007, we incurred selling, general and administrative expenses of $57,220, as compared to $150,171 during the three months ended September 30, 2006, a decrease of $92,951, or 61.9%. The decrease in our selling, general and administrative expenses was due primarily to focusing on the development of AWP and Section 16 games and substantially decreasing many expenses incurred in the prior fiscal year.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Income (Expense)

For the three months ended September 30, 2007, other expense was $100,567, compared to other expense of $110,623 for the three months ended September 30, 2006, a decrease of other expense of $10,056, or 9.1%. The decrease is related primarily to $54,603 of interest expense incurred in connection with the issuance of the senior secured note payable and $55,517 amortization of associated debt discount, offset in part, by $9,553 of other income.

Net Loss

For the three months ended September 30, 2007, we experienced a net loss of $157,787, compared to a net loss of $317,017 for the three months ended September 30, 2006, a decrease of $159,230, or 50.2%. The decrease in the net loss is principally attributable to a $149,174 decrease in operating expenses and a $10,056 decrease in other expense.

Comparison of Nine Months Ended September 30, 2007 and 2006

Revenues

During the nine months ended September 30, 2007, we generated no revenues, as compared to revenues from the development of the Cantor Internet gaming site (“Cantor Casino”), totaling $139,777, during the nine months ended September 30, 2006. The $139,777, or 100%, decrease in revenues related to the sale of our Internet gaming platform to Cantor on February 15, 2006.

Cost of Revenues

During the nine months ended September 30, 2007, we had no cost of revenues, compared to $73,935 during the nine months ended September 30, 2006. The $73,935, or 100%, decrease in the cost of revenues was directly attributable to the sale of our Internet gaming platform to Cantor on February 15, 2006.

We realized no gross profit during the nine months ended September 30, 2007, compared to gross profit of $65,842 during the nine months ended September 30, 2006. The $65,842 or 100%, decrease in gross profit related primarily to the cessation of Internet gaming development due to the sale of our Internet gaming system and other assets to Cantor in 2006.

Operating Expenses

During the nine months ended September 30, 2007, we incurred total operating expenses of $291,415, as compared to $744,716 during the nine months ended September 30, 2006, a decrease of $453,301, or 60.9%.

During the nine months ended September 30, 2007, we incurred no research and development expenses, as compared to $150,241 during the nine months ended September 30, 2006, a decrease of $150,241, or 100%. The decrease in our research and development expenses was due primarily to the sale of our Internet gaming platform to Cantor on February 15, 2006.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2007, we incurred selling, general and administrative expenses of $291,415, as compared to $594,475 during the nine months ended September 30, 2006, a decrease of $303,060, or 51.0%. The decrease in our selling, general and administrative expenses was due primarily to focusing on the development of AWP and Section 16 games and substantially decreasing many expenses incurred in the prior fiscal year.

Other Income (Expense)

For the nine months ended September 30, 2007, other expense was $313,067, compared to other expense of $101,731 for the nine months ended September 30, 2006, an increase of other expense of $211,336, or 207.7%. The increase is related primarily to $164,945 of interest expense incurred in connection with the issuance of the senior secured note payable and $166,551 amortization of associated debt discount, offset in part, by $18,429 of other income.

Net Loss

For the nine months ended September 30, 2007, we experienced a net loss of $604,482, compared to a net loss of $780,605 for the nine months ended September 30, 2006, a decrease of $176,123, or 22.6%. The decrease in the net loss is directly attributable to a $453,301 reduction in operating expenses, offset, in part, by a $65,842 decrease in gross profit and a $211,336 increase in other expense.

Liquidity and Capital Resources

Overview

As of September 30, 2007, we had cash of $14,050 and total liabilities of $2,939,718, of which $1,420,506 are current liabilities. Accordingly, as of September 30, 2007, we had a working capital deficiency of $1,406,456 and a stockholders’ deficiency of $2,909,064. During the nine months ended September 30, 2007, cash on hand decreased by $59,317, from $73,367 to $14,050. The decrease in cash reflected $60,703 of net cash used in operating activities and the $1,386 effect of exchange rate changes on cash.

Operating activities used net cash of $60,703 during the nine months ended September 30, 2007, whereas operating activities used net cash of $402,037 during the nine months ended September 30, 2006. The net cash used in operating activities during the nine months ended September 30, 2007 related primarily to our net loss of $604,482, a decrease in accounts payable in the amount of $7,727, offset, in part, by an increase in accrued expenses of $160,457, an increase in accrued compensation - officers of $208,009 and amortization of debt discount of $166,551. During the nine months ended September 30, 2006, our operating activities used net cash of $402,037, reflecting our net loss $780,605, a gain on sale of assets of $204,736, a decrease in accounts payable of $84,028, offset, in part, by a decrease in accounts receivable of $91,580, amortization of debt discount of $166,551, an increase in accrued expenses of $141,396, and an increase in accrued compensation - officers of $230,309.

We had no investing activities during the nine months ended September 30, 2007, compared to $518,722 provided during the nine months ended September 30, 2006. The increase in cash provided by investing activities during the nine months ended September 30, 2006 reflects the sale of certain intangible assets consisting of source code and graphics relating to our Internet gaming software.

GAMING & ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We had no financing activities during the nine months ended September 30, 2007, compared to $55,548 of net cash used in financing activities during the nine months ended September 30, 2006. The net cash used in our financing activities during the nine months ended September 30, 2006 relates to the payment of all outstanding principal and accrued interest under the promissory notes in favor of Tibor N. Vertes and Gregory L. Hrncir, our Chief Executive Officer and President, respectively.

Outlook

We incurred losses of $604,482 and $780,605 and negative net cash flows from operating activities of $60,703 and $402,037, for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, we had an accumulated deficit of $10,039,100. The foregoing raises substantial doubt about our ability to continue as a going concern.

At this time, management of the Company is exploring opportunities relating to merging with an operating entity given the cessation of the Company’s gaming operations. There can be no assurance that we will be successful in this endeavor, and given our current cash position, if we are not successful we will be forced to terminate our operations.

Risk Factors

We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations, and the trading price of our common stock could further decline. These risks factors include, but are not limited to, our extremely limited cash on hand, the inability to enter into a merger agreement and consummate a merger with an operating entity, the significant dilution which would occur if the Company is successful in consummating a merger with a third party, the control of our common stock by our management, the classification of our common stock as “penny stock,” the absence of any right to dividends, and the unpredictability and lack of volume in trading of our common stock.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Gaming & Entertainment Group, Inc. (Registrant)

Date: November 9, 2007	By:	/s/ Gregory L. Hrncir
Gregory L. Hrncir President and Secretary